Form 10-Q
period 1995-03-31
FIRST BANKING CENTER INC
filed 1995-05-16
CIK 356858

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                     FORM 10-Q


[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 1995

OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-11132

                              FIRST BANKING CENTER, INC.
              (Exact name of registrant as specified in its charter)

               Wisconsin                         39-1391327
       (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)        Identification No.)




400 Milwaukee Ave., Burlington, WI            53105
(Address of principal executive offices)   (Zip Code)



(414) 763-3581
(Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [ X ]   No  [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $1.00 par value, 1,463,148 shares outstanding.

PART I. FINANCIAL INFORMATION


             FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                        BURLINGTON, WISCONSIN
                      CONSOLIDATED BALANCE SHEET
                            March 31, 1995
                                  vs
                           December 31, 1994
                         (Amounts in Thousands)

ASSETS                                                     03/31/95  12/31/94
Cash and due from banks                                      $6,775   $11,521
Federal funds sold                                            8,812       566
  Total Cash and Cash Equivalents                            15,587    12,087

Interest bearing deposits in banks                            1,547     1,899
Investment securities - Held to Maturity                     29,020    30,132
Investment securities - Available for Sale                   24,503    21,655
Loans                                                       159,403   157,773
Less:
  Allowance for loan losses                                  (2,156)   (2,095)
  Total Net Loans                                           157,247   155,678
Property and Equipment                                        4,637     4,707
Other Assets                                                  4,901     4,927
TOTAL ASSETS                                               $237,442  $231,085

LIABILITIES
Deposits
  Non-interest bearing demand                               $24,472   $29,294
  Interest bearing demand                                    17,993    20,082
  Money market demand                                        34,480    37,063
  Savings                                                    25,674    27,237
  Time                                                       87,023    73,434
Total Deposits                                              189,642   187,110
Fed Funds Sold & Securities sold
under agreements to repurchase                               14,021    13,755
Short-term borrowings                                         1,861       697
Long-term borrowings                                          7,805     6,805
Accrued interest and other liabilities                        2,281     1,892
TOTAL LIABILITIES                                          $215,610  $210,259

STOCKHOLDERS' EQUITY
Common Stock, $1.00 par value 3,000,000
  shares authorized 1,468,464 shares issued                  $1,468    $1,468
Surplus                                                       3,986     3,986
Retained Earnings                                            17,019    16,353
Net unrealized loss on available
  for sale securitites                                         (587)     (927)
  Subtotal                                                   21,886    20,880
Treasury Stock                                                  (54)      (54)

TOTAL STOCKHOLDERS' EQUITY                                  $21,832   $20,826

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                  $237,442  $231,085

                         FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                    BURLINGTON, WISCONSIN
                               CONSOLIDATED STATEMENT OF INCOME
                                as of March 31, 1995 and 1994
                                   (Amounts in Thousands)

                                         Quarter-to-Date      Year-to-Date

                                       03/31/95  03/31/94  03/31/94  03/31/95
INTEREST INCOME
Interest and fees on loans               $3,431    $2,845    $3,431    $2,845
Interest on deposits in banks                29        82        29        82
Interest on federal funds sold
  and repurchase agreements                  51        24        51        24
Interest on securities:
  U.S. Government and other                 698       543       698       543
  Tax Exempt Securities                     121       145       121       145
TOTAL INTEREST INCOME                     4,330     3,639     4,330     3,639

INTEREST EXPENSE
Interest on deposits                      1,667     1,450     1,667     1,450
Int. on short-term borrowings               223       102       223       102
Int. on long-term borrowings                 97        82        97        82
TOTAL INTEREST EXPENSE                    1,987     1,634     1,987     1,634

Net interest Income                       2,343     2,005     2,343     2,005
Provision for loan losses                    68        68        68        68
NET INT. INC. AFTER PROVISION
  FOR LOAN LOSSES                         2,275     1,937     2,275     1,937

OTHER OPERATING INCOME
Trust department income                      75        75        75        75
Service charges on deposits                 164       141       164       141
Invest. security gains/(losses)             (11)       (2)      (11)       (2)
Other income                                 83        73        83        73
TOTAL OTHER OPERATING INCOME                311       287       311       287

OTHER OPERATING EXPENSE
Employee expense                            782       690       782       690
Occupancy expense                           144       132       144       132
Equipment expense                           132        81       132        81
Computer services                            70        69        70        69
Other expense                               468       412       468       412
TOTAL OTHER OPERATING EXPENSE             1,596     1,384     1,596     1,384

Income before income taxes                  990       840       990       840
Income taxes                                324       267       324       267

NET INCOME                                 $666      $573      $666      $573

Earnings per share                        $0.46     $0.39     $0.46     $0.39

Average shares outstanding            1,463,148 1,451,898 1,463,148 1,451,898

                        FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   BURLINGTON, WISCONSIN
                        Y-T-D ending March 31, 1995 and 1994
                      Increase (decrease) in Cash and Cash Equivalents
                                  (Amounts in Thousands)

                                                               1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $666      $573
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation                                                    124        81
Provision for loan losses                                        68        68
Provision for deferred taxes                                      0         0
Amortization and accretion of bond
  premiums and discounts - net                                   27        44
Amortization of excess cost over equity in
  underlying net assets of subsidiary                             0         0
Investment securities (gains) losses                             11         2
(Increase) decrease in assets:
  Interest receivable                                           (64)       49
  Other assets                                                   90      (139)
Increase (decrease) in liabilities:
  Taxes payable                                                 301       164
  Interest payable                                              142        10
  Other liabilities                                             (54)        2
TOTAL ADJUSTMENTS                                               645       281
NET CASH PROVIDED FROM OPERATING ACTIVITIES                  $1,311      $854



CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits           $352    $4,748
Proceeds from sale of investment securities                   1,000     1,360
Proceeds from maturity of investment securities              12,420     8,910
Purchase of investment securities                           (14,854)   (8,703)
Net (increase) decrease in loans                             (1,637)   (4,857)
Purchase of office buildings and equipment                      (54)     (204)
NET CASH USED IN INVESTING ACTIVITIES                       ($2,773)   $1,254

                       FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
                                 BURLINGTON, WISCONSIN
                      Y-T-D ending March 31, 1995 and 1994
                    Increase (decrease) in Cash and Cash Equivalents
                                 (Amounts in Thousands)

                                                               1995      1994
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                          $2,532   ($3,600)
Dividends paid                                                    0         0
Net increase (decrease) in Short-term Borrowings              1,164      (561)
Net increase (decrease) in Long-term Borrowings               1,000       415
Net increase (decrease) in securities sold under
  repurchase agreements                                         266      (699)
Proceeds from stock options exercised                             0         0
NET CASH PROVIDED BY FINANCING ACTIVITIES                    $4,962   ($4,445)



Net increase (decrease) in cash and cash equivalents          3,500    (2,337)


Cash and cash equivalents at beginning of year               12,087    10,728

Cash and cash equivalents at end of quarter                 $15,587    $8,391



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the year for:

Interest                                                     $1,845    $1,630

Income taxes (received)                                         $23       $39

                    FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                               BURLINGTON, WISCONSIN
                         CONSOLIDATED STATEMENT OF CHANGES
                       IN COMPONENTS OF STOCKHOLDERS' EQUITY
                                 As of March 31, 1995
                                (Amounts in Thousands)



                             COMMON              RETAINED AVAILABLE  TREASURY
                             STOCK     SURPLUS   EARNINGS  FOR SALE  STOCK
                                                          SECURITIES

Balances
December 31, 1993              $1,468    $3,975   $14,519        $0     ($110)

Net income-YTD 1994                                   573

Cash dividend paid
$0.00 per share

Exercise of
Stock options

Change in unrealized
loss on available
for sale securities                                            (215)

Balances
 March 31, 1994                $1,468    $3,975   $15,092     ($215)    ($110)


Balances
 December 31, 1994             $1,468    $3,986   $16,353     ($927)     ($54)

Net income-YTD 1995                                   666

Cash dividend paid
$0.00 per share

Exercise of
Stock options

Change in unrealized
loss on available
for sale securities                                             340

Balances
 March 31, 1995                $1,468    $3,986   $17,019     ($587)     ($54)

                        FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                   BURLINGTON, WISCONSIN
                           MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   As of March 31, 1995



      The following is a discussion of the financial condition, changes in financial condition and results of operations of the Company.

Financial Condition

     During the first three months of 1995, the Company's stockholders' equity increased $1,006,000 or an annualized 19.3%.
At March 31, 1995, the Company had 5,316 shares of Treasury Stock at an average cost of $10.02 per share.

     In December 1990, the Federal Reserve Board's risk-based guidelines became effective. Under these guidelines, capital is measured against the Company's risk-adjusted assets. Each asset on the balance sheet, as well as a balance sheet equivalent amount of contingent obligations that are off-balance sheet, is assigned a risk weighing from zero to 100 percent. The sum of the weighted assets constitutes risk-adjusted assets. The Company's tier 1 capital (common stockholders' equity less goodwill) to risk-adjusted assets was approximately 14.55% at March 31, 1995, well above the 4 percent minimum required. Total capital to risk-adjusted assets approximated 14.55%, also well above the minimum requirement.

Asset Quality

     We continue our commitment to credit quality in 1995. Net charge-offs as a percentage of average loans for the first three months of 1995 were .016%. At March 31, 1995, non-performing assets were $1,032,000 or .43%. Non-performing assets consist primarily of real estate loans.

     At March 31, 1995, the allowance for possible loan losses was $2,156,000 or 1.35% of gross loans compared with $1,942,000 or 1.39% of gross loans at March 31, 1994. Management considers the allowance more than adequate to cover possible losses in the loan portfolio.

Asset/Liability Management

     The principal function of asset/liability management is to manage the balance sheet mix, maturities, repricing characteristics and pricing components to provide an adequate and stable net interest margin with an acceptable level of risk over time and through interest rate cycles.

     Interest-sensitive assets and liabilities are those that are subject to repricing within a specific relevant time horizon. The Company measures interest-sensitive assets and liabilities, and their relationship with each other at terms of immediate, monthly intervals up to 12 months, and over 1 year.

     Changes in net interest income, other than volume-related, arise when interest rates on assets reprice in a time frame or interest rate environment that is different from the repricing period for liabilities. Changes in net interest income also arise from changes in the mix of interest-earning assets and interest-bearing liabilities.

     The Company's strategy with respect to asset/liability management is to maximize net interest income while limiting our exposure to a potential downward movement. Strategy is implemented by the Bank's management, which takes action based upon its analysis of the Bank's present positioning, its desired future positioning, economic forecasts and its goals.


Liquidity

     The liquidity position of the Company is managed to insure that sufficient funds are available to meet customers' needs for loans and deposit withdrawals. Liquidity to meet demand is provided by maintaining marketable investment securities and money market assets such as Interest Bearing Deposits in Banks and Federal Funds Sold. Other sources of liquidity include deposit growth and short and long term borrowings.

     The loan to deposit ratio for the Company was 82.7% at March
31, 1995.

     Management is unaware of any recommendations by regulatory authorities, known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity.

Results of Operations for Three Months Ended March 1995 and 1994


Results of Operations Overview

     In the first three months of 1995 the Company reported earnings of $666,000 an increase of $93,000 or 16.2% over the same period in 1994. The interest margin before allowance for loan losses was $2,343,000 for the first three months of 1995 compared to $2,005,000 for the three months ended March 31, 1994.

Interest Income

     Interest and fees on loans was $3,431,000 for the first three months of 1995. This represents a increase of $586,000 or 20.5% in comparison to the same period in 1994. The increase was the result of an increase in rates charged on loans as well as an increase in the balance of loans.

     Interest on deposits at other financial institutions decreased $53,000 for the first three months of 1995 compared to the same period in 1994. The decrease was the result of a decrease in average balances.

     Interest on investment securities was $819,000 for the first three months of 1995. This represents an increase of $131,000 or 19% over the same period in 1994. Income on Federal Funds Sold increased by $27,000 or 112.5%. The increase in investment income is primarily due to an increase in interest rates.


Interest Expense

     Interest expense increased 353,000 or 21.6% during the first three months of 1995. The increase in interest interest expense is due to increased Interest-Bearing Deposits as well as increased interest rates as compared to March 31, 1994.


Allowance for Loan Losses

     The Banks evaluate the adequacy of the allowance for loan losses based on an analysis of specific problem loans, as well as on an aggregate basis. Management reviews a calculation of the allowance for loan losses on a monthly basis and feels that the allowance for loan losses is adequate to provide for potential future losses. The level of the allowance is based on management's periodic and comprehensive evaluation of the loan portfolio, including past loan loss experience; current and projected economic trends; the volume, growth and composition of the loan portfolio; and other relevant factors. Reports of examinations furnished by State and federal banking authorities are also considered by management in this regard.

     The Banks have established the allowance for loan losses to reduce the gross level of loans outstanding by an estimate of uncollectible loans. As loans are deemed uncollectible, they are charged against the allowance. A provision for loan losses is expensed against current income on a monthly basis. This provision acts to replenish the allowance for loan losses to accommodate charge-offs and growth in the loan portfolio, thereby maintaining the allowance at an adequate level.

     For the first three months of 1995 provisions charged against 1995 income were $68,000 which was the same as the provision during the same period in 1994.


Other Operating Income

Other operating income increased $24,000 or 8.3%. Service charge income increased 16.3%. All other income increased by $10,000 or 13.7%. Trust income remain unchanged at $75,000.

Other Operating Expense

     Other operating expense increased $212,000 or 15.3%. Employee expenses increased $92,000 or 13.3%. Occupancy expense increased $34,000 compared to the first three months of last year or 9%. Equipment expenses increased $51,000 or 62.9%. The increase in equipment expense is primarily due to depreciation charges associated with the computer and item processing equipment the banks purchased during 1994. Computer services increased $1,000 or 1.4%. All other expenses increased $56,000 or 13.6%.

PART II - OTHER INFORMATION

Item   I.      Legal Proceedings

               none

Item  II.      Changes in Securities

               none

Item III.      Defaults Upon Senior Securities

               none

Item  IV.      Submission of Matters to a Vote of Security Holders

               none

Item   V.      Other Information

               none

Item  VI.      Exhibits and Reports on Form 8-K

               none

                      FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                 BURLINGTON, WISCONSIN

                                      SIGNATURES




     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.














                              First Banking Center, Inc.





May 15, 1995             ________________________________________
Date                     Roman Borkovec, President and Chief
                                  Executive Officer


May 15, 1995             ________________________________________
Date                     James Schuster, Chief Accounting Officer