Form 10-Q
period 1995-06-30
FIRST BANKING CENTER INC
filed 1995-08-14
CIK 356858

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                     FORM 10-Q


[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

















PART I. FINANCIAL INFORMATION


             FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                        BURLINGTON, WISCONSIN
                     CONSOLIDATED BALANCE SHEET
                            June 30 1995
                                 vs
                         December 31, 1994
                       (Amounts in Thousands)

ASSETS                                                     06/30/95  12/31/94
Cash and due from banks                                     $10,297   $11,521
Federal funds sold                                            2,784       566
  Total Cash and Cash Equivalents                            13,081    12,087

Interest bearing deposits in banks                            2,854     1,899
Investment securities - Held to Maturity                     28,795    30,132
Investment securities - Available for Sale                   28,894    21,655
Loans                                                       162,073   157,773
Less:
  Allowance for loan losses                                  (2,211)   (2,095)
  Total Net Loans                                           159,862   155,678
Property and Equipment                                        4,899     4,707
Other Assets                                                  4,816     4,927
TOTAL ASSETS                                               $243,201  $231,085

LIABILITIES
Deposits
  Non-interest bearing demand                               $27,389   $29,294
  Interest bearing demand                                    17,207    20,082
  Money market demand                                        33,201    37,063
  Savings                                                    25,659    27,237
  Time                                                       87,784    73,434
Total Deposits                                              191,240   187,110
Fed Funds Sold & Securities sold
under agreements to repurchase                               15,285    13,755
Short-term borrowings                                         3,244       697
Long-term borrowings                                          8,745     6,805
Accrued interest and other liabilities                        2,110     1,892
TOTAL LIABILITIES                                          $220,624  $210,259

STOCKHOLDERS' EQUITY
Common Stock, $1.00 par value 3,000,000
  shares authorized 1,468,464 shares issued                  $1,468    $1,468
Surplus                                                       3,986     3,986
Retained Earnings                                            17,427    16,353
Net unrealized loss on available
  for sale securitites                                         (251)     (927)
  Subtotal                                                   22,630    20,880
Treasury Stock                                                  (53)      (54)

TOTAL STOCKHOLDERS' EQUITY                                  $22,577   $20,826

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                  $243,201  $231,085













                         FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                    BURLINGTON, WISCONSIN
                               CONSOLIDATED STATEMENT OF INCOME
                                 as of June 30, 1995 and 1994
                                    (Amounts in Thousands)

                                         Quarter-to-Date      Year-to-Date

                                       06/30/95  06/30/94 06/30/95  06/30/94
INTEREST INCOME
Interest and fees on loans               $3,710    $2,998    $7,141    $5,843
Interest on deposits in banks                72        46       101       128
Interest on federal funds sold
  and repurchase agreements                  99        10       150        34
Interest on securities:
  U.S. Government and other                 679       556     1,376     1,099
  Tax Exempt Securities                     118       145       239       290
TOTAL INTEREST INCOME                     4,678     3,755     9,007     7,394

INTEREST EXPENSE
Interest on deposits                      1,883     1,420     3,550     2,870
Int. on short-term borrowings               205        92       428       194
Int. on long-term borrowings                154        92       251       174
TOTAL INTEREST EXPENSE                    2,242     1,604     4,229     3,238

Net interest Income                       2,436     2,151     4,778     4,156
Provision for loan losses                    70        67       135       135
NET INT. INC. AFTER PROVISION
  FOR LOAN LOSSES                         2,366     2,084     4,643     4,021

OTHER OPERATING INCOME
Trust department income                      75        75       150       150
Service charges on deposits                 179       154       343       295
Invest. security gains/(losses)               0         0       (11)       (2)
Other income                                106        89       189       162
TOTAL OTHER OPERATING INCOME                360       318       671       605

OTHER OPERATING EXPENSE
Employee expense                            896       696     1,678     1,386
Occupancy expense                           125       122       269       254
Equipment expense                           128        99       260       180
Computer services                            86        68       156       137
Other expense                               425       440       895       850
TOTAL OTHER OPERATING EXPENSE             1,660     1,425     3,258     2,807

Income before income taxes                1,066       977     2,056     1,819
Income taxes                                365       328       689       595

NET INCOME                                 $701      $649    $1,367    $1,224

Earnings per share                        $0.48     $0.45     $0.93     $0.84

Average shares outstanding                1,463     1,457     1,463     1,457













                        FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   BURLINGTON, WISCONSIN
                       Y-T-D ending June 30, 1995 and 1994
                     Increase (decrease) in Cash and Cash Equivalents
                                  (Amounts in Thousands)


                                                              1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $1,367    $1,224
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation                                                    246       180
Provision for loan losses                                       135       135
Provision for deferred taxes                                      0         0
Amortization and accretion of bond
  premiums and discounts - net                                   56        96
Amortization of excess cost over equity in
  underlying net assets of subsidiary                             1         1
Investment securities (gains) losses                             11         2
(Increase) decrease in assets:
  Interest receivable                                          (251)     (140)
  Other assets                                                   53       (34)
Increase (decrease) in liabilities:
  Taxes payable                                                (103)       34
  Interest payable                                              244       (14)
  Other liabilities                                              77       158
TOTAL ADJUSTMENTS                                               469       418
NET CASH PROVIDED FROM OPERATING ACTIVITIES                  $1,836    $1,642



CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits          ($955)   $7,630
Proceeds from sale of investment securities                   1,000     2,360
Proceeds from maturity of investment securities              17,059     9,942
Purchase of investment securities                           (23,044)  (10,836)
Net (increase) decrease in loans                             (4,319)  (14,367)
Purchase of office buildings and equipment                     (438)     (569)
NET CASH USED IN INVESTING ACTIVITIES                      ($10,697)  ($5,840)



























                       FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
                                  BURLINGTON, WISCONSIN
                       Y-T-D ending June 30, 1995 and 1994
                     Increase (decrease) in Cash and Cash Equivalents
                                  (Amounts in Thousands)

                                                               1995      1994
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                          $4,130      $393
Dividends paid                                                 (293)     (262)
Net increase (decrease) in Short-term Borrowings              2,547        57
Net increase (decrease) in Long-term Borrowings               1,940       415
Net increase (decrease) in securities sold under
  repurchase agreements                                       1,530      (964)
Proceeds from stock options exercised                             1        14
NET CASH PROVIDED BY FINANCING ACTIVITIES                    $9,855     ($347)



Net increase (decrease) in cash and cash equivalents            994    (4,545)


Cash and cash equivalents at beginning of year               12,087    10,728

Cash and cash equivalents at end of quarter                 $13,081    $6,183



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the year for:

Interest                                                     $3,985    $3,233

Income taxes (received)                                        $792      $553





























                     FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                BURLINGTON, WISCONSIN
                          CONSOLIDATED STATEMENT OF CHANGES
                        IN COMPONENTS OF STOCKHOLDERS' EQUITY
                                  As of June 30, 1995
                                (Amounts in Thousands)


                             COMMON              RETAINED AVAILABLE  TREASURY
                             STOCK     SURPLUS   EARNINGS  FOR SALE  STOCK
                                                          SECURITIES

Balances
December 31, 1993              $1,468    $3,975   $14,519        $0     ($110)

Net income-YTD 1994                                 1,224

Cash dividend paid
$0.00 per share                                      (263)

Exercise of
Stock options                                 3                            11

Change in unrealized
loss on available
for sale securities                                            (423)

Balances
 June 30, 1994                 $1,468    $3,978   $15,480     ($423)     ($99)


Balances
 December 31, 1994             $1,468    $3,986   $16,353     ($927)     ($54)

Net income-YTD 1995                                 1,367

Cash dividend paid
$0.00 per share                                      (293)

Exercise of
Stock options                                           0                   1

Change in unrealized
loss on available
for sale securities                                             676

Balances
 June 30, 1995                 $1,468    $3,986   $17,427     ($251)     ($53)




















                  FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                             BURLINGTON, WISCONSIN
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   As of June 30, 1995



      The following is a discussion of the financial condition, changes in financial condition and results of operations of the Company.

Financial Condition

     During the first six months of 1995, the Company's stockholders' equity increased $1,751,000 or an annualized 17%.
At June 30, 1995, the Company had 5,266 shares of Treasury Stock at an average cost of $10.02 per share.

     In December 1990, the Federal Reserve Board's risk-based guidelines became effective. Under these guidelines, capital is measured against the Company's risk-adjusted assets. Each asset on the balance sheet, as well as a balance sheet equivalent amount of contingent obligations that are off-balance sheet, is assigned a risk weighing from zero to 100 percent. The sum of the weighted assets constitutes risk-adjusted assets. The Company's tier 1 capital (common stockholders' equity less goodwill) to risk-adjusted assets was approximately 14.6% at June 30, 1995, well above the 4 percent minimum required. Total capital to risk-adjusted assets approximated 14.6%, also well above the minimum requirement.

Asset Quality

     We continue our commitment to credit quality in 1995. Net charge-offs as a percentage of average loans for the first six months of 1995 were .012%. At June 30, 1995, non-performing assets were $900,000 or .37%. Non-performing assets consist primarily of real estate loans.

     At June 30, 1995, the allowance for possible loan losses was $2,211,000 or 1.36% of gross loans compared with $2,095,000 or 1.33% of gross loans at June 30, 1994. Management considers the allowance more than adequate to cover possible losses in the loan portfolio.



















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

     The loan to deposit ratio for the Company was 84% at June
30, 1995.

     Management is unaware of any recommendations by regulatory authorities, known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity.


Results of Operations for Six Months Ended June 1995 and 1994

















Results of Operations Overview

     In the first six months of 1995 the Company reported earnings of $1.367,000 an increase of $143,000 or 12% over the same period in 1994. The interest margin before allowance for loan losses was $4,778,000 for the first six months of 1995 compared to $4,156,000 for the six months ended June 30, 1994.

Interest Income

     Interest and fees on loans was $7,141,000 for the first six months of 1995. This represents a increase of $1,298,000 or 22% in comparison to the same period in 1994. The increase was the result of an increase in rates charged on loans as well as an increase in the balance of loans.

     Interest on deposits at other financial institutions decreased $27,000 for the first six months of 1995 compared to the same period in 1994. The decrease was the result of a decrease in average balances.

     Interest on investment securities was $1,615,000 for the first six months of 1995. This represents an increase of $226,000 or 16% over the same period in 1994. Income on Federal Funds Sold increased by $116,000 or 340%. The increase in investment income is due to an increase in interest rates and balances outstanding.


Interest Expense

     Interest expense increased $991,000 or 31% during the first six months of 1995. The increase in interest interest expense is due to increased Interest-Bearing Deposits as well as increased interest rates as compared to the first six months of 1994.


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

     For the first six months of 1995 provisions charged against 1995 income were $135,000 which was the same as the provision during the same period in 1994.


Other Operating Income

Other operating income increased $66,000 or 11%. Service charge income increased 16%. All other income increased by $27,000 or 17%. Trust income remain unchanged at $150,000.

Other Operating Expense

     Other operating expense increased $451,000 or 16%. Employee expenses increased $292,000 or 21%. Occupancy expense increased $15,000 compared to the first six months of last year or 10%. Equipment expenses increased $180,000 or 44%. The increase in equipment expense is primarily due to depreciation charges associated with the computer and item processing equipment the banks purchased during 1994. Computer services increased $19,000 or 14%. All other expenses increased $45,000 or 5%.

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














                              First Banking Center, Inc.





August 9, 1995           ________________________________________
Date                     Roman Borkovec, President and Chief
                                   Executive Officer



August 9, 1995           ________________________________________
Date                     James Schuster, Chief Accounting Officer