Form 10-Q
period 1995-09-30
FIRST BANKING CENTER INC
filed 1995-11-14
CIK 356858

UNITED STATES

                    SECURITITES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

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

Yes [ X ]   No  [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practivable date. Common stock, $1.00 par value, 1,463,148 shares outstanding.




PART I. FINANCIAL INFORMATION


                FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                           BURLINGTON, WISCONSIN
                         CONSOLIDATED BALANCE SHEET
                             September 30 1995
                                    vs
                             December 31, 1994
                          (Amounts in Thousands)

ASSETS                                                     09/30/95  12/31/94
Cash and due from banks                                      $8,383   $11,521
Federal funds sold                                               64       566
  Total Cash and Cash Equivalents                             8,447    12,087

Interest bearing deposits in banks                            1,928     1,899
Investment securities - Held to Maturity                     28,543    30,132
Investment securities - Available for Sale                   29,773    21,655
Loans                                                       166,867   157,773
Less:
  Allowance for loan losses                                  (2,258)   (2,095)
  Total Net Loans                                           164,609   155,678
Property and Equipment                                        5,140     4,707
Other Assets                                                  4,695     4,927
TOTAL ASSETS                                               $243,135  $231,085

LIABILITIES
Deposits
  Non-interest bearing demand                               $27,450   $29,294
  Interest bearing demand                                    16,457    20,082
  Money market demand                                        34,507    37,063
  Savings                                                    25,609    27,237
  Time                                                       85,278    73,434
Total Deposits                                              189,301   187,110
Fed Funds Sold & Securities sold
under agreements to repurchase                               18,092    13,755
Short-term borrowings                                         5,564       697
Long-term borrowings                                          4,511     6,805
Accrued interest and other liabilities                        2,252     1,892
TOTAL LIABILITIES                                          $219,720  $210,259

STOCKHOLDERS' EQUITY
Common Stock, $1.00 par value 3,000,000
  shares authorized 1,468,464 shares issued                  $1,468    $1,468
Surplus                                                       3,986     3,986
Retained Earnings                                            18,247    16,353
Net unrealized loss on available
  for sale securitites                                         (233)     (927)
  Subtotal                                                   23,468    20,880
Treasury Stock                                                  (53)      (54)

TOTAL STOCKHOLDERS' EQUITY                                  $23,415   $20,826

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $243,135  $231,085








                FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                           BURLINGTON, WISCONSIN
                     CONSOLIDATED STATEMENT OF INCOME
                     as of September 30, 1995 and 1994
                          (Amounts in Thousands)

                                        Quarter-to-Date      Year-to-Date

                                       09/30/95  09/30/94 09/30/95  09/30/94
INTEREST INCOME
Interest and fees on loans               $3,914    $3,112   $11,055    $8,955
Interest on deposits in banks                32        28       133       156
Interest on federal funds sold
  and repurchase agreements                  98        13       248        47
Interest on securities:
  U.S. Government and other                 718       564     2,094     1,663
  Tax Exempt Securities                     115       137       354       427
TOTAL INTEREST INCOME                     4,877     3,854    13,884    11,248

INTEREST EXPENSE
Interest on deposits                      1,935     1,449     5,485     4,319
Int. on short-term borrowings               253       113       681       307
Int. on long-term borrowings                155       108       406       282
TOTAL INTEREST EXPENSE                    2,343     1,670     6,572     4,908

Net interest Income                       2,534     2,184     7,312     6,340
Provision for loan losses                    68        67       203       202
NET INT. INC. AFTER PROVISION
  FOR LOAN LOSSES                         2,466     2,117     7,109     6,138

OTHER OPERATING INCOME
Trust department income                      75        75       225       225
Service charges on deposits                 191       156       534       451
Invest. security gains/(losses)               0        (8)      (11)      (10)
Other income                                116       109       305       271
TOTAL OTHER OPERATING INCOME                382       332     1,053       937

OTHER OPERATING EXPENSE
Employee expense                            831       821     2,509     2,207
Occupancy expense                           159       139       428       393
Equipment expense                           172       110       432       290
Computer services                            75        81       231       218
Other expense                               364       451     1,259     1,303
TOTAL OTHER OPERATING EXPENSE             1,601     1,602     4,859     4,411

Income before income taxes                1,247       847     3,303     2,664
Income taxes                                427       275     1,116       870

NET INCOME                                 $820      $572    $2,187    $1,794

Earnings per share                        $0.56     $0.39     $1.49     $1.23

Average shares outstanding                1,463     1,458     1,463     1,457












                FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           BURLINGTON, WISCONSIN
                 Y-T-D ending September 30, 1995 and 1994
             Increase (decrease) in Cash and Cash Equivalents
                           (Amounts in Thousands)

                                                               1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $2,187    $1,794
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation                                                    380       285
Provision for loan losses                                       203       202
Provision for deferred taxes                                      0         0
Amortization and accretion of bond
  premiums and discounts - net                                   89       144
Amortization of excess cost over equity in
  underlying net assets of subsidiary                             2         2
Investment securities (gains) losses                             11        10
(Increase) decrease in assets:
  Interest receivable                                          (447)     (285)
  Other assets                                                  363    (1,445)
Increase (decrease) in liabilities:
  Taxes payable                                                (134)      (76)
  Interest payable                                              258        15
  Other liabilities                                             236       320
TOTAL ADJUSTMENTS                                               961      (828)
NET CASH PROVIDED FROM OPERATING ACTIVITIES                  $3,148      $966


CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits           ($29)   $8,205
Proceeds from sale of investment securities
   available for sale                                         1,000     3,862
Proceeds from maturity of investment securities              19,458    14,580
Purchase of investment securities                           (26,079)  (16,576)
Net (increase) decrease in loans                             (9,134)  (19,686)
Purchase of office buildings and equipment                     (813)     (816)
NET CASH USED IN INVESTING ACTIVITIES                      ($15,597) ($10,431)





                FIRST BANKING CENTER, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
                           BURLINGTON, WISCONSIN
                  Y-T-D ending September 30, 1995 and 1994
              Increase (decrease) in Cash and Cash Equivalents
                           (Amounts in Thousands)

                                                               1995      1994
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                          $2,191    $2,224
Dividends paid                                                ($293)     (262)
Net increase (decrease) in Short-term Borrowings             $4,867     2,342
Net increase (decrease) in Long-term Borrowings             ($2,294)      415
Net increase (decrease) in securities sold under
  repurchase agreements                                      $4,337     1,329
Proceeds from stock options exercised                            $1        14
NET CASH PROVIDED BY FINANCING ACTIVITIES                    $8,809    $6,062



Net increase (decrease) in cash and cash equivalents         (3,640)   (3,403)


Cash and cash equivalents at beginning of year               12,087    10,728

Cash and cash equivalents at end of quarter                  $8,447    $7,325



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the year for:

Interest                                                     $6,328    $4,907

Income taxes (received)                                      $1,250      $861







                FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                           BURLINGTON, WISCONSIN
                     CONSOLIDATED STATEMENT OF CHANGES
                   IN COMPONENTS OF STOCKHOLDERS' EQUITY
                         As of September 30, 1995
                          (Amounts in Thousands)

                             COMMON              RETAINED AVAILABLE  TREASURY
                             STOCK     SURPLUS   EARNINGS  FOR SALE  STOCK
                                                          SECURITIES

Balances
December 31, 1993              $1,468    $3,975   $14,519        $0     ($110)

Net income-YTD 1994                                 1,794

Cash dividend paid
$.18 per share                                       (263)

Exercise of
Stock options                                 3                            11

Change in unrealized
loss on available
for sale securities                                            (541)

Balances
 September 30, 1994            $1,468    $3,978   $16,050     ($541)     ($99)


Balances
 December 31, 1994             $1,468    $3,986   $16,353     ($927)     ($54)

Net income-YTD 1995                                 2,187

Cash dividend paid
 $.20 per share                                      (293)

Exercise of
Stock options                                                               1

Change in unrealized
loss on available
for sale securities                                             694

Balances
 September 30, 1995            $1,468    $3,986   $18,247     ($233)     ($53)






                FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                           BURLINGTON, WISCONSIN
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          As of September 30, 1995



Basis of Presentation

In the opinion of Management, the accompanying unaudited consolidated financial statements reflect all adjustments which are necessary to present a fair statement of the results for the interim periods.

The accounting policies followed by the registrant are set forth in Note A to the registrant's financial statements in the 1994 First Banking Center, Inc. (the "Company") annual report which is incorporated by reference herein (see exhibit A).











                FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                           BURLINGTON, WISCONSIN
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          As of September 30, 1995

      The following is a discussion of the financial condition, changes in financial condition and results of operations of the Company.

Financial Condition

     During the first nine months of 1995, the Company's stockholders' equity increased $2,589,000 or an annualized 17%.
At September 30, 1995, the Company had 5,266 shares of Treasury Stock at an average cost of $10.02 per share.

     In December 1990, the Federal Reserve Board's risk-based guidelines became effective. Under these guidelines, capital is measured against the Company's risk-adjusted assets. Each asset on the balance sheet, as well as a balance sheet equivalent amount of contingent obligations that are off-balance sheet, is assigned a risk weighing from zero to 100 percent. The sum of the weighted assets constitutes risk-adjusted assets. The Company's tier 1 capital (common stockholders' equity less goodwill) to risk-adjusted assets was approximately ????% at September 30, 1995, well above the 4 percent minimum required. Total capital to risk-adjusted assets approximated ????%, also well above the minimum requirement.

Asset Quality

     We continue our commitment to credit quality in 1995. Net charge-offs as a percentage of average loans for the first nine months of 1995 were .025%. At September 30, 1995, non-performing assets were $900,000 or .37%. Non-performing assets consist primarily of real estate loans.

     At September 30, 1995, the allowance for possible loan losses was $2,258,000 or 1.35% of gross loans compared with $2,039,000 or 1.32% of gross loans at September 30, 1994. Management considers the allowance more than adequate to cover possible losses in the loan portfolio.









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

     The loan to deposit ratio for the Company was 87% at September
30, 1995.

     Management is unaware of any recommendations by regulatory authorities, known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity.


Results of Operations for Nine Months Ended September 1995 and 1994







Results of Operations Overview

     In the first nine months of 1995 the Company reported earnings of $2,187,000 an increase of $393,000 or 22% over the same period in 1994. The interest margin before allowance for loan losses was $7,312,000 for the first nine months of 1995 compared to $6,340,000 for the nine months ended September 30, 1994.

Interest Income

     Interest and fees on loans was $11,055,000 for the first nine months of 1995. This represents a increase of $2,100,000 or 23% in comparison to the same period in 1994. The increase was the result of an increase in rates charged on loans as well as an increase in the balance of loans outstanding.

     Interest on deposits at other financial institutions decreased $23,000 for the first nine months of 1995 compared to the same period in 1994. The decrease was the result of a decrease in average balances.

     Interest on investment securities was $2,425,000 for the first nine months of 1995. This represents an increase of $335,000 or 16% over the same period in 1994. Income on Federal Funds Sold increased by $201,000 or 428%. The increase in investment income is due to an increase in interest rates and balances outstanding.


Interest Expense

     Interest expense increased $1,664,000 or 34% during the first nine months of 1995. The increase in interest expense is due to increased Interest-Bearing Deposits as well as increased interest rates as compared to the first nine months of 1994.


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

     For the first nine months of 1995 provisions charged against 1995 income were $203,000 which was the same as the provision during the same period in 1994.

Other Operating Income

Other operating income increased $116,000 or 12%. Service charge income increased 18%. All other income increased by $34,000 or 13%. Trust income remain unchanged at $225,000.

Other Operating Expense

     Other operating expense increased $448,000 or 10%. Employee expenses increased $302,000 or 14%. Occupancy expense increased $35,000 compared to the first nine months of last year or 9%. Equipment expenses increased $142,000 or 49%. The increase in equipment expense is primarily due to depreciation charges associated with the computer and item processing equipment the banks purchased during 1994. Computer services increased $13,000 or 6%. All other expenses decreased $44,000 or 3%.

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














                              First Banking Center, Inc.





November 10, 1995             ________________________________________
Date                          Roman Borkovec, President and Chief
                                   Executive Officer



November 10, 1995             ________________________________________
Date                          James Schuster, Chief Accounting Officer












EXHIBIT A:

                     FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                BURLINGTON, WISCONSIN
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accounting principles of First Banking Center, Inc. conform to those generally accepted and to general practices within the banking industry. The significant accounting policies affecting the consolidated financial statements are summarized below to assist the reader in understanding the financial information presented in this report.

  1.  Consolidation

  The consolidated financial statements of First Banking Center, Inc. include the accounts of its wholly owned subsidiaries, First Banking Center - Burlington and First Banking Center - Albany. First Banking Center - Burlington includes the accounts of its wholly owned subsidiary, First Banking Center Burlington Investment Corporation. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

  2.  Nature of banking activities

  The consolidated income of First Banking Center, Inc. is principally from income of the two bank subsidiaries. The subsidiary Banks grant agribusiness, commercial and residential loans to customers primarily in southeastern and south central Wisconsin. Although the Banks have a diversified loan portfolio, the ability of its debtors to honor their contracts is dependent on on the economic conditions of the counties surrounding the subsidiary Banks.

  3.  Cash and cash equivalents

  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. Cash flows from interest bearing deposits in banks, loans, federal funds purchased, deposits and other short-term borrowings are reported net.

  The Bank maintains amounts due from banks which, at times, may exceed federally insured limits. The Bank has not experienced any losses in such accounts.

  4.  Investment in debt and marketable equity securities

  The Company accounts for debt and equity securities in accordance with FASB Statement No. 115. This statement requires that management determine the appropriate classification of securities at the date of adoption and thereafter as each individual security is acquired. In addition, the appropriateness of such classification should be reassessed at each balance sheet date. The classifications and related accounting policies under FASB Statement No. 115 are as follows:

  Available for sale securities:

      Securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Available for sale securities also includes equity securities. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses net of the related deferred tax effect are reported as increases or decreases in stockholders' equity. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

  Held to maturity securities:

      Securities classified as held to maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives.

      Transfers of debt securities into the held to maturity classification (if any) from the available for sale classification are made at fair value on the date of transfer. The unrealized holding gain or loss on the date of transfer is retained in the separate component of stockholders' equity and in the carrying value of the held to maturity securities. Such amounts are amortized over the remaining contractual lives of the securities by the interest method.

  Securities held for investment:

      Prior to the accounting change discussed in Note B, securities held for investment were stated at cost adjusted for amortization of premiums and accretion of discounts which were recognized as adjustments to interest income. Gains or losses on disposition were based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Mutual funds were carried at the lower of their aggregate cost or market value, determined as of the report date. Any unrealized loss was credited to a valuation allowance for marketable equity securities and charged to a separate account within the equity section.

  5.  Loans

  Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Interest on other loans is calculated by using the simple-interest method on daily balances of the principal amount outstanding. Accrual of interest is generally stopped when a loan is greater than three months past due. Interest on these loans is recognized only when actually paid by the borrower if collection of the principal is likely to occur. Accrual of interest is generally resumed when the customer is current on all all principal interest payments and has been paying on a timely basis for a period of time.

  6.  Allowance for loan losses

  The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allow-ance may be necessary if there are significant changes in economic conditions.

  7.  Office buildings and equipment

  Depreciable assets are stated at cost less accumulated depreciation. Provisions for depreciation are computed on straight-line and accelerated methods over the estimated useful lives of the assets, which range from 15 to 50 years for the buildings and 3 to 15 years for equipment.

  8.  Income taxes

  The Company uses the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The differences relate principally to the reserve for loan losses, nonaccrual loan income, fixed assets, deferred compensation and pension, and unrealized gains and losses on available for sale securities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

  9.  Trust assets and fees

  Property held for customers in fiduciary or agency capacities is not included in the accompanying balance sheet, since such items are not assets of the Company. In accordance with established industry practice, income from trust fees is reported on the cash basis. Reporting of trust fees on an accrual basis would have no material effect on reported income.

  10. Earnings per share

  Earnings per share are computed based upon the weighted average number of common and common equivalent shares outstanding during each year. In the computation of weighted average shares outstanding all dilutive stock options are assumed to be exercised at the beginning of each year and the proceeds are used to purchase shares of the Company's common stock at the average market price during the year. Fully diluted earnings per share are computed in a similar manner except, to reflect maximum potential dilution, the market price at the close of the reported period is used if higher than the average market price during the year.

  11.  Fair value of financial instruments

  FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, both assets and liabilities, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are signifi-cantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

  The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

  Cash and cash equivalents:

      The carrying amounts reported in the balance sheet for cash and short-term instruments approximate their fair values.

  Investment securities (including mortgage-backed securities):

      Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

  Loans receivable:

      For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The carrying amount of accrued interest receivable approximates its fair value.

  Off-balance-sheet instruments:

      The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of the swap counterparties.

      The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

  Deposit liabilities:

      The fair values disclosed for demand deposits equal their carrying amounts which represents the amount payable on demand. The carrying amounts for variable-rate, fixed term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected maturities on time deposits.

  Short-term borrowings:

      The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings approximate their fair values.

  Long-term borrowing:

      The fair values for the fixed rate borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered on the borrowings to a schedule of aggregated expected maturities on the borrowings.

  12.  Emerging accounting standards

  Impairment of loans:

      The FASB has issued Statement No. 114, Accounting by Creditors for Impairment of a Loan. Statement No. 114 requires that impaired loans that are within the scope of this statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. This statement is effective for the Company's year ending December 31, 1995.

  Accounting by creditors for impairment of a loan-income recognition and disclosures:

      The FASB has issued FASB Statement No. 118 which amends certain provisions of FASB Statement No. 114 relating to income recognition and other required disclosures of impaired loans. This statement is effective for the Company's year ending December 31, 1995.

  13. Reclassifications

  Certain of the 1993 and 1992 amounts have been reclassified to conform with the 1994 presentation. These reclassifications had no effect on net income or stockholders' equity.