Form 10-Q/A
period 1995-03-31
FIRST BANKING CENTER INC
filed 1995-12-14
CIK 356858

UNITED STATES

			SECURITIES AND EXCHANGE COMMISSION

				Washington, D.C. 20549

				     FORM 10-Q/A


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







		 FIRST BANKING CENTER, INC. AND SUBSIDIARIES
			    BURLINGTON, WISCONSIN
		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


	In the opinion of Management, the accompanying unaudited consolidated financial statements reflect all adjustments that are necessary to present a fair statement of the results for the interim periods. All required adjustments are of a normal recurring nature.

	In May 1993 the FASB issued Statement No. 114, Accounting by
Creditors for Impairment of a Loan. Statement No. 114 requires that impaired loans that are within the scope of this statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. The Company adopted the statement January 1, 1995. The FASB also issued FASB Statement No. 118 which amends certain provisions of FASB Statement No. 114 relating to income recognition and other required disclosures of impaired loans. The Company also adopted this statement January 1, 1995. The adoption of SFAS No. 114 and No. 118 did not have a material impact on the Company's financial statements.

	The accounting policies followed by the registrant are set forth in Note A to the registrant's financial statements in the 1994 First Banking Center, Inc. (the Company) annual report which is incorporated by reference herein
(see exhibit A).








Item 2

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




EXHIBIT A:

		  FIRST BANKING CENTER, INC. AND SUBSIDIARIES
		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			 December 31, 1994, 1993 and 1992

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

	2.  Nature of banking activities

	The consolidated income of First Banking Center, Inc. is principally from income of the two bank subsidiaries. The subsidiary Banks grant agribusiness, commercial and residential loans to customers primarily in southeastern and south central Wisconsin. Although the Banks have a diversified loan portfolio, the ability of its debtors to honor their contracts is dependent on the economic conditions of the counties surrounding the subsidiary Banks.

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












		  FIRST BANKING CENTER, INC. AND SUBSIDIARIES
		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				  (continued)
			December 31, 1994, 1993 and 1992

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

4.  Investment in debt and marketable equity securities    (continued)

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














		  FIRST BANKING CENTER, INC. AND SUBSIDIARIES
		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				  (continued)
			December 31, 1994, 1993 and 1992

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

4.  Investment in debt and marketable equity securities    (continued)



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

	5.  Loans

	Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Interest on other loans is calculated by using the simple-interest method on daily balances of the principal amount outstanding. Accrual of interest is generally stopped when a loan is greater than three months past due. Interest on these loans is recognized only when actually paid by the borrower if collection of the principal is likely to occur. Accrual of interest is generally resumed when the customer is current on all principal and interest payments and has been paying on a timely basis for a period of time.

























		  FIRST BANKING CENTER, INC. AND SUBSIDIARIES
		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				  (continued)
		       December 31, 1994, 1993 and 1992


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	6.  Allowance for loan losses

	The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.
While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.
	7.  Office buildings and equipment

	Depreciable assets are stated at cost less accumulated depreciation. Provisions for depreciation are computed on straight-line and accelerated methods over the estimated useful lives of the assets, which range from 15 to 50 years for buildings and 3 to 15 years for equipment.

	8.  Income taxes

	The Company uses the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The differences relate principally to the reserve for loan losses, nonaccrual loan income, fixed assets, deferred compensation and pension, and unrealized gains and losses on available for sale securities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

	9.  Trust assets and fees

	Property held for customers in fiduciary or agency capacities is not included in the accompanying balance sheet, since such items are not assets of the Company. In accordance with established industry practice, income from trust fees is reported on the cash basis.
Reporting of trust fees on an accrual basis would have no material effect on reported income.











		   FIRST BANKING CENTER, INC. AND SUBSIDIARIES
		    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				   (continued)
			  December 31, 1994, 1993 and 1992


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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



  11.  Fair value of financial instruments

	FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, both assets and liabilities, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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








		  FIRST BANKING CENTER, INC. AND SUBSIDIARIES
		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				 (continued)
		      December 31, 1994, 1993 and 1992


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

11.  Fair value of financial instruments (continued)

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





		  FIRST BANKING CENTER, INC. AND SUBSIDIARIES
		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				 (continued)
			December 31, 1994, 1993 and 1992

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














			      First Banking Center, Inc.





December 13, 1995        ________________________________________
Date                     Roman Borkovec, President and Chief
				   Executive Officer



December 13, 1995        ________________________________________
Date                     James Schuster, Chief Accounting Officer