Form 10-Q/A
period 1995-06-30
FIRST BANKING CENTER INC
filed 1995-12-14
CIK 356858

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









PART I. FINANCIAL INFORMATION


FIRST BANKING CENTER, INC. AND SUBSIDIARIES
			    BURLINGTON, WISCONSIN
			 CONSOLIDATED BALANCE SHEET
				June 30, 1995
				     vs
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

	In May 1993 the FASB has issued Statement No. 114, Accounting by Creditors for Impairment of a Loan. Statement No. 114 requires that impaired loans that are within the scope of this statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. The Company adopted the statement January 1, 1995. The FASB also issued FASB Statement No. 118 which amends certain provisions of FASB Statement No. 114 relating to income recognition and other required disclosures of impaired loans. The Company also adopted this statement January 1, 1995. The adoption of SFAS No. 114 and No. 118 did not have a material impact on the Company's financial statements.

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