Form 10-Q/A
period 1995-09-30
FIRST BANKING CENTER INC
filed 1995-12-14
CIK 356858

UNITED STATES

			SECURITIES AND EXCHANGE COMMISSION

				Washington, D.C. 20549

				     FORM 10-Q/A


[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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
		       December 31, 1994
		     (Amounts in Thousands)

ASSETS                                                     09/30/95  12/31/94
Cash and due from banks                                      $8,383   $11,521
Federal funds sold                                               64       566
  Total Cash and Cash Equivalents                             8,447    12,087

Interest bearing deposits in banks                            1,928     1,899
Investment securities - Held to Maturity                     28,543    30,132
   (Market values $28,758; $29,877, respectively)
Investment securities - Available for Sale                   29,773    21,655
Loans                                                       166,867   157,773
Less:
  Allowance for loan losses                                  (2,258)   (2,095)
  Total Net Loans                                           164,609   155,678
Property and Equipment                                        5,140     4,707
Other Assets                                                  4,695     4,927
TOTAL ASSETS                                               $243,135  $231,085

LIABILITIES
Deposits
  Non-interest bearing demand                               $27,450   $29,294
  Interest bearing demand                                    16,457    20,082
  Money market demand                                        34,507    37,063
  Savings                                                    25,609    27,237
  Time                                                       85,278    73,434
Total Deposits                                              189,301   187,110
Fed Funds Sold & Securities sold
under agreements to repurchase                               18,092    13,755
Short-term borrowings                                         5,564       697
Long-term borrowings                                          4,511     6,805
Accrued interest and other liabilities                        2,252     1,892
TOTAL LIABILITIES                                          $219,720  $210,259

STOCKHOLDERS' EQUITY
Common Stock, $1.00 par value 3,000,000
  shares authorized 1,468,464 shares issued                  $1,468    $1,468
Surplus                                                       3,986     3,986
Retained Earnings                                            18,247    16,353
Net unrealized loss on available
  for sale securitites                                         (233)     (927)
  Subtotal                                                   23,468    20,880
Treasury Stock                                                  (53)      (54)

TOTAL STOCKHOLDERS' EQUITY                                  $23,415   $20,826

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $243,135  $231,085




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
				 (Amounts in Thousands)

							       1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $2,187    $1,794
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation                                                    380       285
Provision for loan losses                                       203       202
Provision for deferred taxes                                      0         0
Amortization and accretion of bond
  premiums and discounts - net                                   89       144
Amortization of excess cost over equity in
  underlying net assets of subsidiary                             2         2
Investment securities (gains) losses                             11        10
(Increase) decrease in assets:
  Interest receivable                                          (447)     (285)
  Other assets                                                  363    (1,445)
Increase (decrease) in liabilities:
  Taxes payable                                                (134)      (76)
  Interest payable                                              258        15
  Other liabilities                                             236       320
TOTAL ADJUSTMENTS                                               961      (828)
NET CASH PROVIDED FROM OPERATING ACTIVITIES                  $3,148      $966


CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits           ($29)   $8,205
Proceeds from sale of investment securities
   available for sale                                         1,000     3,862
Proceeds from maturity of investment securities
   available for sale                                        14,238     1,776
Proceeds from maturity of investment securities
   held to maturity                                           5,220    12,804
Purchase of investment securities available for sale        (26,079)   (5,455)
Purchase of investment securities held to maturity           (3,631)  (11,121)
Net (increase) decrease in loans                             (9,134)  (19,686)
Purchase of office buildings and equipment                     (813)     (816)
NET CASH USED IN INVESTING ACTIVITIES                      ($19,228) ($10,431)



















			FIRST BANKING CENTER, INC. AND SUBSIDIARIES
		     CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
				      BURLINGTON, WISCONSIN
			 Y-T-D ending September 30, 1995 and 1994
		    Increase (decrease) in Cash and Cash Equivalents
				 (Amounts in Thousands)

							       1995      1994
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                          $2,191    $2,224
Dividends paid                                                ($293)     (262)
Net increase (decrease) in Short-term Borrowings             $4,867     2,342
Net increase (decrease) in Long-term Borrowings             ($2,294)      415
Net increase (decrease) in securities sold under
  repurchase agreements                                      $4,337     1,329
Proceeds from stock options exercised                            $1        14
NET CASH PROVIDED BY FINANCING ACTIVITIES                    $8,809    $6,062



Net increase (decrease) in cash and cash equivalents         (7,271)   (3,403)


Cash and cash equivalents at beginning of year               12,087    10,728

Cash and cash equivalents at end of quarter                  $4,816    $7,325



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the year for:

Interest                                                     $6,328    $4,907

Income taxes (received)                                      $1,250      $861



















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



Item 2

		FIRST BANKING CENTER, INC. AND SUBSIDIARIES
			   BURLINGTON, WISCONSIN
	     MANAGEMENT'S DISCUSSION AND ANALYSIS OF COMPANY'S
	       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	The following is a discussion of the financial condition and results of operations of the Company for the quarter ended and year-to-date ended September 30, 1995.

Financial condition

Loans

	As of September 30, 1995, loans outstanding were $166.9 million an increase of $9 million or 5.8% from December 31, 1994. During this nine month period Construction and Land Development loans increased by $4.7 million and Commercial Real Estate loans increased $4.4 million or 32.6% and 13.4% respectively. At September 30, 1995, Construction and Land Development loans were at $19.1 million or 32.6% of total loans, Residential Real Estate loans were at $65.3 million or 39.2% of total loans, and Commercial loans were at $37.3 million or 22.4% of total loans.

Allowance for Loan Losses

	The allowance for possible loan losses was $2.3 million or 1.35% of gross loans on September 30, 1995, compared with $2.1 million or 1.33% of gross loans on December 30, 1994. Net charge offs for the three month period ended September 30, 1995, were $21 thousand, or .01% of gross loans, compared to $44 thousand or .03% of gross loans for the same period in 1994. As of September 30, 1995, loans on non-accrual status totaled $881 thousand or .53% of gross loans compared to $1.3 million or .83% of gross loans on September 30, 1994, and $1.2 million or .75% of gross loans on December 31, 1994. The non-accrual loans consisted primarily of real estate loans of which $277 thousand or 32% were construction and land development, $484 thousand or 56% were single family dwelling, and $101 thousand or 12% were commercial. On September 30, 1995, the ratio of non-accrual loans to the allowance for loan losses was 39% compared to 56% on December 31, 1994.

	The Banks evaluate the adequacy of the allowance for loan losses based on an analysis of specific problem loans, as well as on an aggregate basis. Management reviews a calculation of the allowance for loan losses on a quarterly basis and feels that the allowance for loan losses is adequate. The allowance for loan losses is maintained at a level considered adequate to provide for potential future losses. The level of the allowance is based on management's periodic and comprehensive evaluation of the loan portfolio, including past loan loss experience; current and projected economic trends; the volume, growth and composition of the loan portfolio; and other relevant factors. Reports of examinations furnished by State and Federal banking authorities are also considered by management in this regard.

	During this three month period ended September 30, 1995, $68 thousand was charged to current earnings and added to the allowance for loan losses.

Investment securities - Held to Maturity

	The securities held-to-maturity portfolio decreased $1.6 million from $30.1 to $28.5 million or 5.6% from December 31, 1994, to September 30, 1994.

Investments securities - Available for Sale

	The securities available-for-sale portfolio increased $8.1 million from $21.7 to $29.8 million or 37.3% from December 31, 1994, to September 30, 1994. The majority of the increase came in the form of additional United States Treasury and Agency issued notes with maturities less than 2 years.

Deposits and Borrowed Funds

	As of September 30, 1995, total deposits were $189.3 million, which is an increase of $2.2 million or 1.2% from December 31, 1994. Interest Bearing Demand Deposits decreased $3.5 million or 17.6%, Money Market and other Savings decrease $4.2 million or 13.5% since December 31, 1995. Time deposits increased $11.8 million or 16.1% since December 31, 1995. Securities sold under agreement to repurchase increased $4 million or 29.4% and Federal Home Loan Borrowings increased $2.6 million or 34.3% since December 31, 1995.

Asset/liability management

	The principal function of asset/liability management is to manage the balance sheet mix, maturities, repricing characteristics and pricing components to provide an adequate and stable net interest margin with an acceptable level of risk over time and through interest rate cycles.

	Interest-sensitive assets and liabilities are those that are subject to repricing within a specific relevant time horizon. The Company measures interest-sensitive assets and liabilities, and their relationship with each other at terms of immediate, quarterly intervals up to 1 year, and over 1 year.

	Changes in net interest income, other than volume related, arise when interest rates on assets reprice in a time frame or interest rate environment that is different from the repricing period for liabilities. Changes in net interest income also arise from changes in the mix of interest earning assets and interest-bearing liabilities.

	The Company's strategy with respect to asset/liability management is to maximize net interest income while limiting our exposure to a potential downward movement. Strategy is implemented by the Bank's management, which takes action based upon its analysis of the Bank's present positioning, its desired future positioning, economic forecasts, and its goals.

Liquidity

	The liquidity position of the Company is managed to insure that sufficient funds are available to meet customers' needs for loans and deposit withdrawals. Liquidity to meet demand is provided by maintaining marketable investment securities and money market assets such as Interest Bearing Deposits in Banks and Federal Funds Sold. The banks are members of the Federal Home Loan Bank system which provides the company with an additional source of liquidity. The increases in loans and securities during the first nine months were primarily funded by deposit growth, short term Federal Home Loan borrowings and securities sold under agreements to repurchase.

	Management is unaware of any recommendations by regulatory authorities, known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity.

Results of operations

Results of operations overview

	For the three month period ended September 30, 1995, the Company reported earnings of $820 thousand, an increase of $248,000 or 43.4% over the same month period in 1994.

	For the nine month period ended September 30, 1995, the Company reported earnings of $2.2 million, an increase of $393 thousand or 21.9% over the same period in 1994.

Net Interest Income

	Net interest income for the nine months ended September 30, 1995, was $7.3 million compared to $6.3 million for the same period in 1994. The increase in net interest income is due primarily to an increase in interest and fees on loan which increased from $9 million to $11 million or 22%. The increase in loan income is the result of an 11% increase in average balances outstanding as well as an 11% increase in average rates earned. Total interest income increased $2.6 million. Total interest expense increased $1.6 million. This increase is due to increased average deposits of 27% and increased rates paid on deposit of 19%.

Provision for loan losses

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

	During the nine month period ended September 30, 1995, $203 thousand was charged to current earnings and added to the allowance for loan losses.

Non-interest income and expense

	Non-interest income for the first nine months of 1995 increased $116 thousand or 12% from the same period in 1994. This increase is due primarily to increased income from service charges on deposit, which increased $83 thousand or 18%.

	Non-interest expense for the first nine months of 1995 as compared to the same period during 1994 increased from $4.4 million to $4.9 million or about 10%.



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