Form 10-K
period 1995-12-31
FIRST BANKING CENTER INC
filed 1996-03-29
CIK 356858

PART I

ITEM 1: BUSINESS

First Banking Center, Inc.

First Banking Center, Inc. (the Corporation) is a multi-bank holding company incorporated as a business corporation under the laws of the State of Wisconsin on August 24, 1981. In April, 1982, the Corporation became the sole owner of First Bank and Trust Company, Burlington, Wisconsin, a Wisconsin state banking corporation. On September 1, 1984, the Corporation acquired 100% of the capital stock of the Bank of Albany, Albany, Wisconsin, a Wisconsin state banking corporation.

On January 1, 1985, the name of the Corporation was changed from the First Community Bank Group, Inc. to the First Banking Center, Inc., and the name of the subsidiary companies were changed to First Banking Center - Burlington and First Banking Center - Albany. respectively.

The Corporation's primary business activity is the ownership and control of these banks. The Corporation also provides administrative and operational services for the banks.

First Banking Center - Burlington

The Bank was organized in 1920 and is a full service commercial bank located in the City of Burlington, Wisconsin. The Bank has branch offices located in Burlington, Kenosha, Lake Geneva, Lyons, Union Grove, Walworth, Wind Lake, and Whitewater, Wisconsin. The bank offers a wide range of services which includes: Loans, Personal Banking, Trust and Investment Services, and Insurance and Annuity Products.

Lending
The lending area provides a wide variety of credit services to commercial and individual consumers. Consumer lending consists primarily of residential mortgages, installment loans, home equity loans, and student loans. Commercial lending consists of commercial property financing, equipment and inventory financing, and real estate development, as well as the financing of agricultural production, farm equipment, and farmland. Commercial lending usually involves a greater degree of credit risk than consumer lending. This increased risk requires higher collateral value to loan amount than may be necessary on some consumer loans. The collateral value required on a commercial loan is determined by the degree of risk associated with that particular loan.

Personal Banking
This area provides a wide variety of services to customers such as savings plans, certificates of deposit, checking accounts, individual retirement accounts, securities services, discount brokerage, and other specialized services.

Trust and Investments
The Trust Department provides a full range of services to individuals, corporations and charitable organizations. It provides such specific services as investment advisory, custodial, executor, trustee and employee benefit plans.

Insurance and Annuity Products
This area provides a complete line of life insurance as well as long-term health care, fixed and variable rate annuities, and mutual funds.

First Banking Center - Albany

The Bank was organized in 1892 and is a full service commercial bank located in the Village of Albany, Green County, Wisconsin. The bank is located approximately 65 miles west of Burlington. The bank has a branch office located in Monroe, Wisconsin, which was established in December of 1992. The bank offers credit services primarily to business and individual customers. Credit services offered include lines of credit, term loans, automobile financing, personal loans, and residential and commercial mortgages. The bank's retail services include checking accounts, savings plans, certificates of deposit, individual retirement accounts, and other specialized services.

COMPETITION

The financial services industry is highly competitive. The subsidiary banks compete with other commercial banks and with other financial institutions including savings and loan associations, finance companies, mortgage banking companies, insurance companies, brokerage firms, and credit unions.

SUPERVISION AND REGULATION

The Company is a bank holding company subject to the supervision of the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended. As a bank holding company, the Company is required to file an annual report and such additional information with the Board of Governors as the Board of Governors may require pursuant to the Act. The Board of Governors may also make examinations of the Company and its subsidiaries.

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Board of Governors before it may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank if, after such acquisitions, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. Under existing federal and state laws, the Board of Governors may approve the acquisition by the Company of the voting shares of, or substantially all the assets of, any bank located in states specified in the Wisconsin Interstate Banking Bill which became effective January 1, 1987.

In addition, a bank holding company is generally prohibited from itself engaging in, or acquiring direct or indirect control of voting shares of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Board of Governors, by order or regulation to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Board of Governors has determined by regulation to be closely related to banking are making or servicing loans, full payout property leasing, investment advisory services, acting as a fiduciary, providing data processing services and promoting community welfare projects.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Further, under the Bank Holding Company Act and regulations of the Board of Governors, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

The Company is also subject to the Securities Exchange Act of 1934 and has reporting obligation to the Securities and Exchange Commission.

The business of banking is highly regulated and there are various requirements and restrictions in the laws of the United States and the State of Wisconsin affecting the Company's subsidiary banks and their operations, including the requirement to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made by the banks and restrictions relating to investment, branching and other activities of the banks.

The Company is supervised and examined by the Federal Reserve Board. The Company's subsidiary banks, as state chartered institutions, are subject to the supervision of, and are regularly examined by, Wisconsin state authorities. Banks are also members of the Federal Deposit Insurance Corporation and as such are subject to regulation and examination by that agency.

The Company, under Federal Reserve Board policy, is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each of the subsidiaries.

GOVERNMENTAL POLICIES

The earnings of the Company's subsidiary banks as lenders and depositors of money are affected by legislative changes and by the policies of the various regulatory authorities including the State of Wisconsin, the United States Government, foreign governments and international agencies. The effect of this regulation upon the future business and earnings of the Company cannot be predicted. Such policies include, among others, statutory maximum lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policies and international currency regulations and monetary policies. Governmental and Reserve Board policies have had a significant effect on the operating results of commercial banks in the past and are expected to do so int the future. Management is not able to anticipate and evaluate the future impact of such policies and practices on the growth and profitability of the Company or its subsidiary banks.

MATERIAL DEPOSIT AND LOANS

No single borrower accounted for a material portion for a material portion of the loans in the subsidiary banks.

No single depositor accounted for a material portion of deposits in the subsidiary banks.

EMPLOYEES

The Company and its staff share a commitment to equal opportunity. All personnel decisions are made without regard to race, color, religion, sex, age, national origin, handicap or veteran status. At March 15, 1996, the Company and its subsidiaries had 158 full and part-time employees.

MISCELLANEOUS

The business of the Company is not seasonal. To the best of management's knowledge, there is not anticipated material effect upon the Company's capital expenditures, earnings, and competitive position by reason of any laws regulating or protecting the environment. The Company has no material patents, trademarks, licenses, franchises or concessions. No material amounts have been spent on research activities and no employees are engaged full time in research activities.

NOTE: Subsections of Item I, to which no response has been made are inapplicable to the business of the Company.



                       FIRST BANKING CENTER, INC.

                         Burlington, Wisconsin



                        SELECTED FINANCIAL DATA



The Company, through the operations of its Banks, offers a wide range of financial services. The following financial data provides a detailed review of the Company's business activities.

The following information shows: the company's average assets, liabilities and stockholder's equity; the interest earned and average yield on interest-earning assets; the interest paid and average rate on interest-bearing liabilities; and the maturity schedules for investment and specifies loans; for the years ended December 31, 1995, 1994, and 1993. Also, where applicable, information is presented for December 31, 1992 and 1991.


                                           Section I

                                           Schedule A

                                    FIRST BANKING CENTER, INC.

                    DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

                                           Average Balance Sheet

                                           (000's Omitted)

                                                1995          1994         1993
Cash and due from banks                      $  8,648         6,637        9,733
Fed. funds sold and securities purchased
     under agreement to resell                  5,191         1,534        3,839
Interest bearing deposits in other banks        3,180         4,431        8,955

Investment securities:
     U.S. Treasury agency and other            48,073        42,873       26,629
     States and political subdivisions          8,829       10,1921        3,013
     Unrealized Gain/(Loss) on Securities       (672)         (395)

Loans:
     Real estate mortgages                     68,019        63,394       57,699
     Consumer - net                            12,183        12,007        8,712
     Commercial and other                      82,742        71,578       63,688
          Total                               162,944       146,979      130,099
     Less allowance for loan losses             2,200         1,989        1,860

          Net loans                           160,744       144,990      128,239

Other assets                                    9,709         7,598        6,651

          Total assets                      $ 243,702       217,860      197,059

Interest bearing deposits:
     NOW accounts                           $  18,705        16,619       13,774
     Savings deposits                          26,163        26,850       22,696
     Money Market deposit accounts             34,849        37,569       34,892
     Time deposits                             85,454        72,817       72,204
          Total interest bearing deposits     165,171       153,855      143,566

Demand deposits                                26,563        23,945       20,061

          Total deposits                      191,734       177,800      163,627
Short-term borrowings                             766         1,418          680
Sec. sold under agreements to repurchase       17,112        10,017        6,614
Other liabilities                               2,443         1,566        1,951
Long-Term Borrowings                            9,186         6,745        5,125

          Total liabilities                   221,241       197,546      177,997

Equity capital                                 22,461        20,314       19,062

          Total liabilities and capital     $ 243,702       217,860      197,059

                                     SECTION I
                                     Schedule B

                             FIRST BANKING CENTER, INC.
                     INTEREST RATES AND INTEREST DIFFERENTIAL
          Three Year Summary of Interest Rates and Interest Differential
                                  (000's Omitted)
                                               1995                            1994                             1993
                                   AVERAGE    RELATED    YIELD     AVERAGE    RELATED   YIELD     AVERAGE     RELATED   YIELD
                                   BALANCE   INTEREST     RATE     BALANCE   INTEREST    RATE     BALANCE    INTEREST    RATE
Earning assets:
  Time Deposits in banks         $   3,180       183      5.75%      4,384       180     4.11%      8,955        344     3.84%
  Investments (taxable)             48,073     2,941      6.12%     42,873     2,401     5.60%     26,629      1,601     6.01%
  Investments (nontaxable)(a)(b)     8,829       749      8.48%     10,192       872     8.56%     13,013      1,166     8.96%
  Funds sold                         5,191       308      5.93%      1,534        55     3.59%      3,839        113     2.95%
  Loans(c)                         160,744    15,092      9.39%    144,990    12,243     8.44%    128,240     11,614     9.06%

Total earnings assets            $ 226,017    19,273      8.53%    203,973    15,751     7.72%    180,676     14,838     8.21%
Interest bearing liabilities:
  NOW accounts                   $  18,705       519      2.77%     16,619       441     2.65%      13,774        403    2.92%
  Savings deposits                  26,163       771      2.95%     26,850       793     2.95%      22,696        736    3.24%
  Money Market deposit accounts     34,849     1,389      3.99%     37,569     1,229     3.29%      34,892      1,256    3.60%
  Time deposits                     85,454     4,808      5.63%     72,817     3,352     4.60%      72,204      3,493    4.84%
  Short-term borrowings                766        48      6.27%      1,418        51     3.60%         680         15    2.24%
  Securities sold under
   agreements to repurchase         17,112       927      5.42%     10,017       417     4.16%       6,614        290    4.38%
  Long-term borrowings               9,186       504      5.49%      6,745       352     5.22%       5,125        265    5.17%

Total int. bearing liabilities   $ 192,235     8,966      4.66%    172,035     6,635     3.86%     155,985      6,458    4.14%

Interest spread                            $  10,307      3.87%                9,116     3.86%                  8,380    4.07%

Interest margin                            $  10,307      4.56%                9,116     4.47%                  8,380     4.64%

(a) Portions of investments both taxable and nontaxable have been presented on state taxable equivalent basis assuming a 7.9% tax rate.

(b) The interest and average yield for nontaxable securities are presented on a federal taxable equivalent basis assuming a 34% tax rate.

(c) Loans placed on nonaccrual status have been included in average balances used to determine average rates.

(d) Loan interest income includes net loan fees.

                                      SECTION I

                                      Schedule C

                              FIRST BANKING CENTER, INC.

                    Two Year Summary of Rate and Volume Variances

                                   (000's Omitted)

                                      $ AMOUNT        VOLUME       RATE  (a)
                                      OF CHANGE      VARIANCE      VARIANCE

Increase (decrease) for 1995:
  Time deposits in banks              $     3           (49)             52
  Investment (taxable)  (b)               540           291             249
  Investments (nontaxable)  (b) (c)      (123)         (117)             (6)
  Funds sold                              253           131             122
  Loans (d)                             2,849         1,330           1,519
    Total interest income               3,522         1,586           1,936

  NOW accounts                             78            55              23
  Savings deposits                        (22)          (20)             (2)
  Money Market deposit accounts           160           (89)            249
  Other time deposits                   1,456           581             875
  Short-term borrowings                    (3)          (23)             20
  Long-term Borrowings                    510           295             215
  Securities sold under Agreement
   to Repurchase                          152           127              25
    Total interest expense              2,331           926           1,405

Net change for 1995                   $ 1,191           660             531

Increase (decrease) for 1994:
  Time deposits in banks              $  (164)         (175)             11
  Investment (taxable)                    800           976            (176)
  Investments (nontaxable)               (294)         (253)            (41)
  Funds sold                              (58)          (68)             10
  Loans                                   629         1,518            (889)
    Total interest income                 913         1,998          (1,085)

  NOW accounts                             38            83             (45)
  Savings deposits                         57           135             (78)
  Money Market deposit accounts           (27)           96            (123)
  Other time deposits                    (141)           30            (171)
  Short-term borrowings                    36            17              19
  Long-term Borrowings                     87            84               3
  Securities sold under Agreement
   to Repurchase                          127           149             (22)
    Total interest expense                177           594            (417)

Net change for 1994                   $   736         1,403            (666)

(a) The application of the rate/volume variance has been allocated in full to the rate variance.
(b) Portions of investments both taxable and nontaxable have been presented on a state taxable equivalent basis assuming a 7.9% tax rate.
(c) The interest and average yield for nontaxable securities are presented on a federal taxable equivalent basis assuming a 34% tax rate.
(d) Loans placed on nonaccrual status have been included in average balances used to determine average rates.

                                    SECTION II

                                    Schedule A

                             FIRST BANKING CENTER, INC.

                         Book Value of Investment Portfolio

                                 (000's Omitted)


                                             1995
Available for Sale:
  U.S. Treasury and other U.S.
    Gov't. Agencies and Corps.            $  25,762
  Other                                       4,330

Held to Maturity:
  U.S. Treasury and other U.S.
    Gov't Agencies and Corporations          17,284
  Obligs. of states and pol. subs.           11,377
  Other                                       1,244

          Total                           $  59,997

                                           1995 (b)    1993 (b)

U.S. Treasury and other U.S.
  Gov't Agencies and Corporations         $ 37,797      35,250
Obligs. of states and pol. subs.             8,914      13,551
Other                                        5,076       5,887

          Total                           $ 51,787      54,688



(a) The aggregate book value of securities from any single issuer does not exceed ten percent of stockholder's equity; except for, securities issued by the U.S. Government and U.S. Government agencies and corporations.

(b) Prior to January 1, 1994 and the implementation of FASB115, all securities were classified as securities held for investment.




                                     SECTION II
                                     Schedule B

                             FIRST BANKING CENTER, INC.
                   Maturity Schedule of Investments by Book Value
                                   (000's Omitted)
                                                                     December 31, 1995
                                             1 YEAR      AFTER 1 YR.        AFTER 5 YRS.       AFTER 10
                                             OR LESS    THROUGH 5 YRS      THROUGH 10 YRS.       YEARS       TOTAL
Available for Sale Securities
  U.S. Treasury and other U.S.
    Gov. agencies and corporations (a)     $   9,870        14,402             1,016                474      25,762
       Weighted average yield                  5.88%         5.90%             5.98%              5.93%       5.90%
  Other Securities (a)                         4,330             0                 0                  0       4,330
       Weighted average yield                  5.79%         0.00%             0.00%              0.00%       5.79%
TOTAL AVAILABLE FOR SALE                   $  14,200        14,403             1,016                475      30,092
    Weighted Ave. Yield of Total               5.85%         5.90%             5.98%              5.93%       5.88%

Held to Maturity Securities
  U.S. Treasury and other U.S.
    Gov. agencies and corporations (a)     $   3,860        11,287             1,944                193      17,284
       Weighted average yield                  5.11%         6.23%             7.48%              9.58%       6.16%
  Obligs. of states and pol. subdiv's (a)(b)   1,950         5,136             3,492                799      11,377
       Weighted average yield                  9.19%         7.58%             7.04%              7.41%       7.68%
  Other Securities (b)                           958           183                 0                103       1,244
      Weighted average yield                   5.54%         7.45%             0.00%              6.12%       5.87%
TOTAL HELD TO MATURITY                     $   6,768        16,606             5,436              1,095      29,905
    Weighted Ave. Yield of Total               6.34%         6.66%             7.20%              7.67%       6.72%

                                 TOTAL     $ 20,968         31,008             6,452              1,569      59,997
          Weighted Ave. Yield of Total        6.01%          6.31%             7.01%              7.14%       6.30%

(a) Portions of investments both taxable and nontaxable have been presented on a state taxable equivalent basis assuming a 7.9% tax rate.
(b) The interest and average yield for nontaxable securities are presented on a federal taxable equivalent basis assuming a 34% tax rate.

                                          SECTION III

                                             Schedule A

                                     FIRST BANKING CENTER, INC.

                                         Loan Summarization

                                          (000's Omitted)


                                                      December 31,
                                1995       1994       1993       1992       1991
Commercial                $   27,659     27,713     24,908     16,887     35,877
Agricultural production        5,810      6,163      7,593      9,376      7,235
Real Estate:
   Construction               20,652     14,437     13,213     10,463      6,149
   Commercial                 37,005     33,027     23,663     25,805      3,466
   Agriculture                   733      1,014      1,646      2,229      3,658
   Residential                67,729     66,004     56,548     47,726     44,079
   Municipal                   3,806      2,341      2,815      2,682      2,052
   Consumer                    6,961      7,074      7,201     10,843     10,876
     TOTAL                $  170,355    157,773    137,587    126,011    113,392


                                            SECTION III

                                            Schedule B

                                     FIRST BANKING CENTER, INC.

                 LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATE

                                                   (000's Omitted)
                                            LOAN MATURITIES                                          AMOUNT OVER ONE YEAR WITH
                                    1 YEAR      AFTER 1       AFTER FIVE                 PREDETERMINED    FLOATING OR ADJ.
                                   OR LESS   THROUGH 5 YRS.     YEARS       TOTAL            RATES        INTEREST RATES      TOTAL
December 31, l995
  Commercial and agricultural    $  29,454        3,052           963      33,469            1,505            2,510           4,015
  Real estate - construction        19,009        1,536           107      20,652            1,556               87           1,643

       TOTAL                     $  48,463        4,588         1,070      54,121            3,061            2,597           5,658


December 31, l994
  Commercial and agricultural    $  27,318        5,040         1,518      33,876            3,707            2,851           6,558
  Real estate - construction        12,464           80         1,893      14,437               68            1,905           1,973

       TOTAL                     $  39,782        5,120         3,411      48,313            3,775            4,756           8,531

                                            SECTION III

                                            Schedule C
                                    FIRST BANKING CENTER, INC.

                                  Summary of Nonperforming Loans

                                          (000's Omitted)

                                           DECEMBER 31,

                                1995       1994       1993      1992       1991

Nonaccrual Loans            $  1,501        778      1,754       551        444
Past Due 90 days + (1)              2      ----      ------      ----       ----
Restructured Loans (2)         ------      ----      ------      ----       ----


Notes:

(1) Loans are placed in nonaccrual status when contractually past due 90 days or more.

(2)   There were no restructured loans for each of the presented years.

(3) Interest which would have been recorded had the loans been on the accrual basis, would have amounted to $25,000 in 1995, $12,000 in 1994, $95,000 in 1993, $11,000 in 1992, and $18,000 in 1991. Interest
      income on these loans, which is recorded only when received, amounted to $7,000 in 1995, $4,000 in 1994, $2,000 in 1993, $11,000 in 1992,
      and $12,000 in 1991.

(4) Each of the loans which are contractually past due 90 days or more as to principal or interest payments are reviewed by management and reported to the Loan Committee of the Board of Directors of each Bank. These loans are then placed on a nonaccrual basis.

(5) As of December 31, 1995, management, to the best of its knowledge, is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where there are serious doubts as to the ability of the borrowers to comply with the present loan payment terms.



                                                              SECTION IV

                                    Schedule A

                             FIRST BANKING CENTER, INC.

                      Analysis of The Allowance for Loan Losses

                                  (000's Omitted)

                                1995       1994       1993       1992       1991
Beginning loan loss reserve  $ 2,095      1,886      1,714      1,393      1,147

Charge-offs:
  Commercial                      22          4        167         58          0
  Agricultural prod                0          1          5          0         67
  Real Estate:
     Construction                  0          0        114          0          0
     Commercial                    0          0        190          0          0
     Agriculture                   0          0          0          0          0
     Other Mortgages             214        198         29          0          0
Installment - consumer            55        102         99         50        154

Recoveries:
   Commercial                     19         68          6         16          0
   Agricultural prod               0          3         10          0         11
   Real Estate:
     Construction                  0        113          2          0          0
     Commercial                    0          0          0          0          0
     Agriculture                   0          0         17          0          0
     Other Mortgages               2         13          2          2          4
     Installment - consumer       41         47         29         33         36

Net Charge-offs                  231         61        538         57        170

Additions charged to
 operations (1)                  470        270        710        378        416

Balance at end of period     $ 2,336      2,095      1,886      1,714      1,393

Ratio of net charge-offs
 during the period to ave.
 loans outstanding during
 the period                    0.14%      0.04%      0.42%      0.05%      0.16%

Note: (1)   For each year ending December 31, the determination of the additions to loan loss reserve charged to operating expenses was based on an evaluation of the loan portfolio, current domestic economic conditions, past loan losses and other factors.



                                         SECTION IV

                                         Schedule B

                                 FIRST BANKING CENTER, INC.



      The allowance for loan losses is based on an evaluation of risk in the loan portfolio, current domestic economic conditions, past loan losses and other factors. The majority of risk in the loan portfolio lies in commercial loans, which include commercial real estate, agricultural production, and construction loans. The Company has allocated $1.3 million or 56% of the allowance to these loans. These loans comprise about 56% of the loan portfolio. Residential mortgages carry a small element of risk and comprise about 40% of the loan portfolio. One hundred seventy thousand dollars of the allowance or about 7% has been allocated to residential morgages. Consumer loans comprise about 4% of the loan portfolio and $90 thousand or about 4% of the allowance is allocated to consumer loans. The company has allocted $25 thousand dollars of the allowance to unfunded loan commitments which total approximately $24 million dollars. The balance of the allowance or $741 thousand is unallocated.


                                     SECTION V

                                     Schedule A

                             FIRST BANKING CENTER, INC.

                       Three Year Summary of Average Deposits

                                  (000's Omitted)

                                          Rate             Rate             Rate
                                  1995    Paid     1994    Paid     1993    Paid
Deposit in domestic bank
 offices:
  Non-interest bear. demand  $  26,563           23,945           20,061
  Interest-bearing demand       18,705   2.77%   16,619   2.65%   13,774   2.93%
  Money Market demand           34,849   3.99%   37,569   3.29%   34,892   3.60%
  Savings deposits              26,163   2.95%   26,850   2.95%   22,696   3.24%
  Time Deposits                 85,454   5.63%   72,817   4.60%   72,204   4.84%

    Total Deposits           $ 191,734   3.90%  177,800   3.27%  163,627   3.60%



                                       SECTION V

                                       Schedule B

                               FIRST BANKING CENTER, INC.

                 Maturity Schedule for Time Deposits of $100,00 or More

                                    (000's Omitted)



For Year Ending December 31, 1995:
                                                 Over       Over       Over
                                     3 Mos.     3 Mos.     6 Mos.     12 Mos.

Certificates of Deposit            $  1,453      2,940      4,205         821
Other Time Deposits                       0        108          0         107

    TOTAL                          $  1,453      3,048      4,205         928



                                      SECTION VI

                             FIRST BANKING CENTER, INC.

                      Three Year Summary of Return on Equity and Assets


                                1995            1994            1993

Return on average assets        1.15%           1.09%           1.11%

Return on average equity       12.48%          11.64%          11.44%

Dividend payout ratios on
  common stock                 20.94%          22.36%          22.17%

Average equity to average
  assets                        9.22%           9.32%           9.67%


                                       SECTION VII

                               FIRST BANKING CENTER, INC.

                                 Short-term Borrowings

                                     (000's Omitted)


Securities sold under
  agreements to repurchase (1)

End of Year:                      1995            1994           1993
  Balance                      $ 20,225          13,755          9,588
  Weighted Ave. Rate              5.48%           4.18%          3.75%

For the Year:
  Maximum Amount Outstanding   $ 20,225          13,755          9,588
  Average Amount Outstanding   $ 17,112          10,017          6,614
  Weighted Average Rate           5.39%           4.16%          4.38%


(1) Securities sold under repurchase agreements are borrowed on a short-term basis by the subsidiary banks at prevailing rates for these funds. The approximate average maturity for these borrowings is 3.6 months, 3.7 months, and 4 months for the years 1995, 1994, and 1993 respectively.



ITEM 2: PROPERTIES

      The Company owns no properties; it currently occupies space in the building that houses the Lake Geneva branch. Since January 1, 1995 the company has been making rent payments to First Banking Center - Burlington for the space that it occupies and the equipment it uses.

Burlington

      The Bank owns banking facilities in Burlington, Lyons, Wind Lake, Kenosha and Lake Geneva. A portion of the building in Lake Geneva is owned by a partnership of which the Bank is a 50% owner. The bank leases space for its bookkeeping and loan operations departments in the portion of the building owned by the partnership. Each of the banks offices is well maintained and adequately meets the needs of the bank. The bank leases office space in Walworth, Union Grove, and Whitewater.

Albany

      The bank owns banking offices in Albany and Monroe. Both structures are well maintained and adequately meet the needs of the bank.

ITEM 3: LEGAL PROCEEDING

      Neither the Corporation nor it subsidiaries is a party, nor is any of their property, subject to any material existing or pending legal proceedings other than ordinary routine litigation incidental to its business. No officer, director, affiliate of the Corporation, or any of their associates is a party to any material proceedings adverse to the Corporation or its subsidiaries.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No items were submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

      Market price of common stock and related matters are presented on page 10 of the Annual Report to Shareholders for the year ended December 31, 1995 and are incorporated herein by reference.

      (a) There were 792 holders of record of the Company's $1.00 par value common stock on March 1, 1996.

ITEM 6: SELECTED FINANCIAL DATA

      Selected financial data is presented in the Annual Report Shareholders for the year ended December 31, 1995 and is incorporated herein by reference.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations is presented in the Annual Report to Shareholders for the year ended December 31, 1995 and is incorporated herein by reference.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

      The following consolidated financial statements of the Registrant and its subsidiaries included in the Annual Report to Shareholders for the year ended December 31, 1995 are incorporated herein by reference:

      Report of Independent Certified Public Accountants
      Consolidated Balance Sheets
            December 31, 1995 and 1994
      Consolidated Statements of Income
            Years ended December 31, 1995, 1994, and 1993
      Consolidated Statements of Changes in Components of Stockholder's Equity
            Years ended December 31, 1995, 1994 and 1993
      Consolidated Statements of Cash Flows
            Years ended December 31, 1995, 1994, and 1993
      Notes to Consolidated Financial Statements

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

      The Company had no disagreement with the accountants regarding any information presented.


                                      PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on Tuesday, April 16, 1996, is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

      The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on Tuesday, April 16, 1996, is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on Tuesday, April 16, 1996, is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)   Transactions with management and other
            None

(b)   Certain business relationships
            None

(c)   Indebtedness of management
            This information is presented in Note E of the Annual Report to Shareholders, and is incorporated herein by reference.

(d)   Transactions with promoters
            None


                                           PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS AND FORM 8-K

(a)   (1)   Financial Statements (see ITEM 8 for listing).

      (2) Financial Statement Schedules (all required schedules not applicable).

      (3)   Exhibits

            (3.1) Articles of Incorporation have been submitted with previous 10-K reports.

            (13)      1995 Annual Report to Shareholders

            (22)      Notice of Annual Meeting and Proxy
                        Statement.

(b)   Reports on Form 8-K
            None

(c) Financial Statements and Financial Statement Schedules required to be filed as part of this report are included in Note T of the Annual Report To Shareholders.

                                         SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BANKING CENTER, INC.
Registrant

Date:  March 25, 1995                     By     ROMAN BORKOVEC
                                                       Roman Borkovec
                                                       Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*




ROMAN BORKOVEC                                   JAMES SCHUSTER
Roman Borkovec                                   James Schuster
Chief Executive Officer                          Principal Accounting Officer





MELVIN WENDT                                     RICHARD MCKINNEY
Melvin Wendt, Director                           Richard McKinney, Director






JOHN SMITH                                       JOHN ERNSTER
John Smith, Director                             John Ernster, Director






DAVID BOILINI                                    DEAN HOULBERG
David Boilini, Director                          Dean Houlberg, Director

*Each of the above signatures is affixed as of March 25, 1996.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

      (a)   Annual Report to shareholders

      (b)   All proxy material in connection with the 1995 Annual
            Shareholders Meeting. Above items will be furnished to shareholders subsequent to this filing.