Form 10-Q
period 1996-03-31
FIRST BANKING CENTER INC
filed 1996-05-15
CIK 356858

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                     FORM 10-Q


[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

Yes   [ X ]   No  [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $1.00 par value, 1,468,495 shares outstanding.






PART I. FINANCIAL INFORMATION


FIRST BANKING CENTER, INC. AND SUBSIDIARIES
   BURLINGTON, WISCONSIN
CONSOLIDATED BALANCE SHEET
      March 31, 1996
            vs
     December 31, 1995
  (Amounts in Thousands)

ASSETS                                                    3/31/96   12/31/95
Cash and due from banks                                    $10,977   $17,638
Federal funds sold                                           5,438     4,550
  Total Cash and Cash Equivalents                           16,415    22,188

Interest bearing deposits in banks                           3,165     4,303
Investment securities - Held to Maturity
  (Market values $30,625; $30,167 respectively)             30,516    29,905
Investment securities - Available for Sale                  28,569    30,092
Loans                                                      170,458   170,355
Less:
  Allowance for loan losses                                 (2,455)   (2,336)
  Total Net Loans                                          168,003   168,019
Property and Equipment                                       5,440     5,071
Other Assets                                                 5,911     4,990
TOTAL ASSETS                                              $258,019  $264,568

LIABILITIES
Deposits
  Non-interest bearing demand                              $28,277   $32,995
  Interest bearing demand                                   19,223    25,007
  Money market demand                                       35,283    36,167
  Savings                                                   26,016    25,425
  Time                                                      92,327    89,236
Total Deposits                                             201,126   208,830
Fed Funds Sold and Securities sold
  under agreements to repurchase                            20,367    20,225
U S Treasury note account                                      633        91
Long-term borrowings                                         8,594     8,933
Accrued interest and other liabilities                       2,827     2,605
TOTAL LIABILITIES                                         $233,547  $240,684

STOCKHOLDERS' EQUITY
Common Stock, $1.00 par value 3,000,000
  shares authorized 1,468,495 shares issued                 $1,468    $1,468
Surplus                                                      3,995     3,995
Retained Earnings                                           19,282    18,570
Net unrealized loss on available
  for sale securities                                         (273)     (148)
  Subtotal                                                  24,472    23,885
Treasury Stock                                                   0        (1)

TOTAL STOCKHOLDERS' EQUITY                                 $24,472   $23,884

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $258,019  $264,568

FIRST BANKING CENTER, INC. AND SUBSIDIARIES
   BURLINGTON, WISCONSIN
CONSOLIDATED STATEMENT OF INCOME
as of March 31, 1996 and 1995
  (Amounts in Thousands)

                                         Quarter-to-Date     Year-to-Date

                                       3/31/96  3/31/95   3/31/96   3/31/95
INTEREST INCOME
Interest and fees on loans              $3,982    $3,431    $3,982    $3,431
Interest on deposits in banks               49        29        49        29
Interest on federal funds sold
  and repurchase agreements                 67        51        67        51
Interest on securities:
  U.S. Government and other                727       698       727       698
  Tax Exempt Securities                    154       121       154       121
TOTAL INTEREST INCOME                    4,979     4,330     4,979     4,330

INTEREST EXPENSE
Interest on deposits                     2,033     1,667     2,033     1,667
Int on fed funds sold and securities
  sold under agreements to repurchase      283       214       283       214
Int on U S Treasury Note Account             6         9         6         9
Int on long-term borrowings                130        97       130        97
TOTAL INTEREST EXPENSE                   2,452     1,987     2,452     1,987

Net interest Income                      2,527     2,343     2,527     2,343
Provision for loan losses                   99        68        99        68
NET INT. INC. AFTER PROVISION
  FOR LOAN LOSSES                        2,428     2,275     2,428     2,275

OTHER OPERATING INCOME
Trust department income                     81        75        81        75
Service charges on deposits                181       164       181       164
Invest. security gains/(losses)              0       (11)        0       (11)
Other income                                98        83        98        83
TOTAL OTHER OPERATING INCOME               360       311       360       311

OTHER OPERATING EXPENSE
Employee expense                           918       782       918       782
Occupancy expense                          175       144       175       144
Equipment expense                          170       132       170       132
Computer services                           89        70        89        70
Other expense                              388       468       388       468
TOTAL OTHER OPERATING EXPENSE            1,740     1,596     1,740     1,596

Income before income taxes               1,048       990     1,048       990
Income taxes                               336       324       336       324

NET INCOME                                $712      $666      $712      $666

Earnings per share                       $0.49     $0.46     $0.49     $0.46

Average shares outstanding               1,468     1,463     1,468     1,463



FIRST BANKING CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
   BURLINGTON, WISCONSIN
Y-T-D ending March 31, 1996 and 1995
Increase (decrease) in Cash and Cash Equivalents
  (Amounts in Thousands)

                                                              1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $712      $666
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation                                                   133       124
Provision for loan losses                                       99        68
Provision for deferred taxes                                     0         0
Amortization and accretion of bond
  premiums and discounts - net                                  40        27
Amortization of excess cost over equity in
  underlying net assets of subsidiary                            1         0
Investment securities (gains) losses                             0        11
(Increase) decrease in assets:
  Interest receivable                                           68       (64)
  Other assets                                                (928)       90
Increase (decrease) in liabilities:
  Taxes payable                                                290       301
  Interest payable                                              32       142
  Other liabilities                                            (99)      (54)
TOTAL ADJUSTMENTS                                             (364)      645
NET CASH PROVIDED FROM OPERATING ACTIVITIES                   $348    $1,311



CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits        $1,138      $352
Proceeds from sales of available for sale securities             0     1,000
Proceeds from maturities of available for sale securities   17,387     1,112
Purchase of available for sale securities                  (16,092)  (14,854)
Proceeds from maturity of held to maturity securities        2,290    11,308
Purchase of held to maturity securities                     (2,901)        0
Net (increase) decrease in loans                               (83)   (1,637)
Purchase of office buildings and equipment                    (502)      (54)
NET CASH USED IN INVESTING ACTIVITIES                       $1,237   ($2,773)

















FIRST BANKING CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
   BURLINGTON, WISCONSIN
Y-T-D ending March 31, 1996 and 1995
Increase (decrease) in Cash and Cash Equivalents
  (Amounts in Thousands)

                                                              1996      1995
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                        ($7,704)   $2,532
Dividends paid                                                   0         0
Net increase (decrease) in Long-term Borrowings               (339)    2,500
Net increase (decrease) in U S Treasury Note Account           542      (336)
Net increase (decrease) in fed funds sold and
  securities sold under repurchase agreements                  142       266
Proceeds from stock options exercised                            1         0
NET CASH PROVIDED BY FINANCING ACTIVITIES                  ($7,358)   $4,962



Net increase (decrease) in cash and cash equivalents        (5,773)    3,500


Cash and cash equivalents at beginning of year              22,188    12,087

Cash and cash equivalents at end of quarter                $16,415   $15,587



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the year for:

Interest                                                    $2,420    $1,845

Income taxes (received)                                        $47       $23



















FIRST BANKING CENTER, INC. AND SUBSIDIARIES
   BURLINGTON, WISCONSIN
CONSOLIDATED STATEMENT OF CHANGES
IN COMPONENTS OF STOCKHOLDERS' EQUITY
   As of March 31, 1996
  (Amounts in Thousands)



                             COMMON             RETAINED AVAILABLE  TREASURY
                             STOCK     SURPLUS  EARNINGS  FOR SALE  STOCK
                                                         SECURITIES

Balances
 December 31, 1994             $1,468   $3,986   $16,353     ($927)     ($54)

Net income-YTD 1995                                  666

Cash dividend paid
$0.00 per share

Exercise of
Stock options

Change in unrealized
loss on available
for sale securities                                            340

Balances
 March 31, 1995                $1,468   $3,986   $17,019     ($587)     ($54)


Balances
 December 31, 1995             $1,468   $3,995   $18,570     ($148)      ($1)

Net income-YTD 1996                                  712

Cash dividend paid
$0.00 per share

Exercise of
Stock options                                                              1

Change in unrealized
loss on available
for sale securities                                           (125)

Balances
 March 31, 1996                $1,468   $3,995   $19,282     ($273)       $0


                          FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                    BURLINGTON, WISCONSIN
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      As of March 31, 1996



Note 1. Basis of Presentation

In the opinion of Management, the accompanying unaudited consolidated financial statements reflect all adjustments which are necessary to present a fair statement of the results for the interim periods.

The accounting policies followed by the registrant are set forth in Note A to the registrant's financial statements in the 1995 First Banking Center, Inc. (the "Company") annual report which is incorporated by reference herein (see exhibit A).







































Item 2

                            FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                      BURLINGTON, WISCONSIN
                                 MANAGEMENTS DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                      As of March 31, 1996

The following is a discussion of the financial condition and results of operations of the Company for the quarter ended and year-to-date ended March 31, 1996.

Financial condition

Loans

As of March 31, 1996, loans outstanding were $170.4 million an increase of $103 thousand or .06% from December 31, 1995. During this three month period Construction and Land Development loans increased by $975 thousand and Commercial loans increased $2.6 million or 4.72% and 9.51% respectively. At March 31, 1996, Construction and Land Development loans were at $21.6 million or 12.7% of total loans, Residential Real Estate loans were at $62.4 million or 36.6% of total loans, and Commercial loans were at $30.2 million or 17.7% of total loans.

Allowance for Loan Losses

The allowance for possible loan losses was $2.5 million or 1.44% of gross loans on March 31, 1996, compared with $2.3 million or 1.37% of gross loans on December 31, 1995. Net charge offs for the three month period ended March 31, 1996, were -$20 thousand, or -.01% of gross loans, compared to $8 thousand or .01% of gross loans for the same period in 1995. As of March 31, 1996, loans on non-accrual status totaled $1.3 million or .78% of gross loans compared to $771 thousand or .48% of gross loans on March 31, 1995, and $1.5 million or .88% of gross loans on December 31, 1995. The non-accrual loans consisted primarily of real estate loans of which $277 thousand or 20.9% were construction and land development, $614 thousand or 46.3% were single family dwelling, and $207 thousand or 15.6% were commercial. On March 31, 1996, the ratio of non-accrual loans to the allowance for loan losses was 53.9% compared to 64.2% on December 31, 1995.

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

During this three month period ended March 31, 1996, $99 thousand was charged to current earnings and added to the allowance for loan losses.

Investment securities - Held to Maturity

The securities held-to-maturity portfolio increased $613 thousand from $29.9 to $30.5 million or 2.0% from December 31, 1995, to March 31, 1996.

Investments securities - Available for Sale

The securities available-for-sale portfolio decreased $1.5 million from $30.0 to $28.5 million or 5.0% from December 31, 1995, to March 31, 1996.

Deposits and Borrowed Funds

As of March 31, 1996, total deposits were $201.1 million, which is a decrease of $7.7 million or 3.7% from December 31, 1995. Interest Bearing Demand Deposits decreased $5.8 million or 23.1%, Demand deposits decreased $4.7 million or 14.3% since December 31, 1995. Time deposits increased $3.8 million or 5.2% since December 31, 1995. Securities sold under agreement to repurchase increased $142 thousand or .70% and Federal Home Loan Borrowings decreased $340 thousand or 3.8% since December 31, 1995.

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

Liquidity

The liquidity position of the Company is managed to insure that sufficient funds are available to meet customers' needs for loans and deposit withdrawals. Liquidity to meet demand is provided by maintaining marketable investment securities and money market assets such as Interest Bearing Deposits in Banks and Federal Funds Sold. The banks are members of the Federal Home Loan Bank system which provides the company with an additional source of liquidity. Total deposits declined $7.7 million dollars during the first three months of 1996. Liquidity for this deposit run off was funded by Cash in Banks and the maturity of Available for Sale Securities.

Management is unaware of any recommendations by regulatory authorities, known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity.

Results of operations

Results of operations overview

For the three month period ended March 31, 1996, the Company reported earnings of $712 thousand, an increase of $46,000 or 6.9% over the same month period in 1995.

Net Interest Income

Net interest income for the three months ended March 31, 1996, was $2.5 million compared to $2.3 million for the same period in 1995. The increase in net interest income is the result of a $650 thousand increase in interest income and only a $450 thousand increase in interest expense. The increase in interest income is a result of a $500 thousand increase in loan interest and fees which are due to higher rates on loans and higher loan balances. The increase in interest expense is due to increased rates paid and increased balances. Average loans outstanding increased 7.0% and average deposits increased 7.4%. The yield on loans increased 8.2% and the rates on deposits increased 13.4%.

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

During the three month period ended March 31, 1996, $99 thousand was charged to current earnings and added to the allowance for loan losses.

Non-interest income and expense

Non-interest income for the first three months of 1996 increased $49 thousand or 15.8% from the same period in 1995. This increase is due primarily to increased income from service charges on deposit, which increased $17 thousand or 10.4%.

Non-interest expense for the first three months of 1996 as compared to the same period during 1995 increased from $1.6 million to $1.7 million or about 9.0%. Employee expense increased $136 thousand or 17.4%, Occupancy expense increased $31 thousand or 21.5%, and equipment expense increased $38 thousand or 28.8%.






EXHIBIT A:

                            FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                      BURLINGTON, WISCONSIN
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      December 31, 1995, 1994, 1993



NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:

The consolidated financial statements of First Banking Center, Inc. include the accounts of its wholly owned subsidiaries, First Banking Center - Burlington and First Banking Center - Albany. First Banking Center - Burlington includes the accounts of its wholly owned subsidiary, First Banking Center Burlington Investment Corporation. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and conform to predominate practice within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.



Nature of banking activities:

The consolidated income of First Banking Center, Inc. is principally from income of the two bank subsidiaries. The subsidiary Banks grant agribusiness, commercial, residential loans, deposit and trust services to customers primarily in southeastern and south central Wisconsin. The Banks are subject to competition from other financial institutions and nonfinancial institutions providing financial products. Additionally the Company and the Banks are subject to the regulations of certain regulatory agencies and undergo periodic examination by those regulatory agencies.

Basis of financial statement presentation:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Cash and cash equivalents:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and investments with an original maturity of three months or less. Generally, federal funds are sold for one-day periods.



The Banks maintain amounts due from banks which, at times, may exceed federally insured limits. The Banks have not experienced any losses in such accounts.

Investment in debt and marketable equity securities:

As of January 1, 1994, the Company changed its method for accounting for debt and equity securities in accordance with FASB Statement No. 115. This statement requires that management determine the appropriate classification of securities at the date of adoption and thereafter as each individual security is acquired. In addition, the appropriateness of such classification should be reassessed at each balance sheet date. The January 1, 1994 balance of stockholders' equity was decreased by $71,000 net of the $37,000 related tax effect, to recognize the net unrealized holding loss on securities at that date. The classifications and related accounting policies under FASB Statement No. 115 are as follows:



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



Held for investment securities:

At December 31, 1993, investment securities were stated at cost adjusted for amortization of premiums and accretion of discounts using a level yield method. Realized gains or losses on the sale of securities were determined on the basis of the specific security sold and were included in earnings.

Loans:

Loans are stated at the amount of unpaid principal reduced by the allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Accrual of interest on impaired loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due. Cash collections on impaired loans that are on a non-accrual basis are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is current. Accrual of interest is generally resumed when the customer is current on all principal and interest payments and has been paying on a timely basis for a period of time.



On January 1, 1995, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by FASB 118, which requires loans to be considered impaired when, based on current information and events, it is probable the Banks will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. The portion of the allowance for loan losses applicable to impaired loans has been computed based on the present value of the estimated future cash flows of interest and principal discounted at the loan's effective interest rate or on the fair value of the collateral for collateral dependent loans.



Allowance for loan losses:

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.



In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the banks to make additions to the allowance for loan losses based on their judgments of collectibility based on information available to them at the time of their examination.


Office buildings and equipment:

Depreciable assets are stated at cost less accumulated depreciation. Provisions for depreciation are computed on straight-line and accelerated methods over the estimated useful lives of the assets, which range from 15 to 50 years for buildings and 3 to 15 years for equipment.

Profit-sharing plan:

The Company has established a trusteed contributory 401(k) profit-sharing plan for qualified employees. The Company's policy is to fund contributions as accrued.

Income taxes:

The Company files a consolidated federal income tax return and individual subsidiary state income tax returns. Accordingly, amounts equal to tax benefits of those companies having taxable federal losses or credits are reimbursed by the other companies that incur federal tax liabilities.



Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The differences relate principally to the reserve for loan losses, non-accrual loan income, deferred compensation and pension, fixed assets and unrealized gains and losses on available for sale securities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Off-balance-sheet financial instruments:

In the ordinary course of business the subsidiary Banks have entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.



The Company enters into interest rate swap agreements to manage interest rate exposure in its loan portfolio from changes in market interest rates. The interest rate swap agreements represent an exchange of interest payments with independent parties to hedge forward interest rate exposure on certain fixed rate loans. The interest differential to be paid or received on interest rate swap agreements is accrued monthly and recognized over the life of the agreement. The related amount payable to or receivable from counterparties is included in other liabilities or assets. The fair values of the swap agreements are not recognized in the consolidated financial statements. Gain or losses on the sale of any interest rate contract are deferred and amortized as a yield adjustment to the underlying assets or liabilities which were originally hedged. The Company had no deferred gains or losses for interest rate contracts at December 31, 1995 and 1994.



Trust assets and fees:

Property held for customers in fiduciary or agency capacities is not included in the accompanying balance sheet, since such items are not assets of the Company. In accordance with established industry practice, income from trust fees is reported on the cash basis. Reporting of trust fees on an accrual basis would have no material effect on reported income.

Earnings per share:

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

Fair  value of financial instruments:

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



Off-balance-sheet  instruments:

The estimated fair value of fee income on letters of credit is insignificant. Loan commitments on which the committed interest rate is different than the current market rate are also insignificant.



The fair values of interest rate swap agreements are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the contracts or agreements taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparty.



Emerging Accounting Standards:

Accounting for Mortgage Servicing Rights:

FASB has issued Statement No. 122, Accounting for Mortgage Servicing Rights. Statement No. 122 amends certain provisions of Statement No. 65 to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. If the Company sells or securitizes mortgage loans and retains the mortgage servicing rights, the Company should allocate the total cost of mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Any costs allocated to mortgage servicing rights should be recognized as a separate asset. This Statement is effective for the Company's year ending December 31, 1996. The Company has not early adopted FASB 122 as management believes the effect would not be material.

Stock-Based Compensation:

The FASB has issued Statement No. 123, Accounting for Stock-Based Compensation. FASB No. 123 encourages, but does not require, the Company to account for stock-based compensation awards on the basis of fair value at the date the awards are granted. The fair value of the award would be shown as an expense on the income statement. However, the FASB also allows the Company to continue to measure compensation cost using the intrinsic value as prescribed by APB No. 25. If the Company elects to use the intrinsic value, they will not show an expense in the income statement, however, they will be required to provide new footnote disclosures about the stock-based compensation and must make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting had been applied. This statement is effective for the Company's year ending December 31, 1996. The Company has not early adopted FASB No. 123 as management believes the effect will not be material.





























                           FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                    BURLINGTON, WISCONSIN

                                      SIGNATURES




     Pursuant to the requirement of the Securities Exchange Act of 1943, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.














                           First Banking Center, Inc.





May 13, 1996           _______________________________________
Date                   ROMAN BORKOVEC, PRESIDENT AND CHIEF EXECUTIVE OFFICER






May 13, 1996           _______________________________________
Date                   JAMES SCHUSTER, CHIEF ACCOUNTING OFFICER