Form 10-Q
period 1996-06-30
FIRST BANKING CENTER INC
filed 1996-08-15
CIK 356858

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                     FORM 10-Q


[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

Yes   [ X ]   No  [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $1.00 par value, 1,472,748 shares outstanding.

PART I. FINANCIAL INFORMATION

                FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                           BURLINGTON, WISCONSIN
                         CONSOLIDATED BALANCE SHEET
                               June 30, 1996
                                    vs
                             December 31, 1995
                           (Amounts in Thousands)

ASSETS                                                    6/30/96   12/31/95
Cash and due from banks                                    $10,305   $17,638
Federal funds sold                                           2,452     4,550
  Total Cash and Cash Equivalents                           12,757    22,188

Interest bearing deposits in banks                           2,682     4,303
Investment securities - Held to Maturity
  (Market values $33,856; $28,759 respectively)             31,421    29,905
Investment securities - Available for Sale                  27,704    30,092
Loans                                                      172,332   170,355
Less:
  Allowance for loan losses                                 (2,553)   (2,336)
  Total Net Loans                                          169,779   168,019
Property and Equipment                                       5,754     5,071
Other Assets                                                 5,237     4,990
TOTAL ASSETS                                              $255,334  $264,568

LIABILITIES
Deposits
  Non-interest bearing demand                              $29,662   $32,995
  Interest bearing demand                                   17,638    25,007
  Money market demand                                       34,451    36,167
  Savings                                                   26,994    25,425
  Time                                                      91,515    89,236
Total Deposits                                             200,260   208,830
Fed Funds Sold and Securities sold
  under agreements to repurchase                            19,681    20,225
U S Treasury note account                                      540        91
Long-term borrowings                                         7,722     8,933
Accrued interest and other liabilities                       2,436     2,605
TOTAL LIABILITIES                                         $230,639  $240,684

STOCKHOLDERS' EQUITY
Common Stock, $1.00 par value 3,000,000
  shares authorized 1,472,748 shares issued                 $1,473    $1,468
Surplus                                                      4,048     3,995
Retained Earnings                                           19,580    18,570
Net unrealized loss on available
  for sale securities                                         (406)     (148)
  Subtotal                                                  24,695    23,885
Treasury Stock                                                   0        (1)

TOTAL STOCKHOLDERS' EQUITY                                 $24,695   $23,884

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $255,334  $264,568

                FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                           BURLINGTON, WISCONSIN
                     CONSOLIDATED STATEMENT OF INCOME
                       as of June 30, 1996 and 1995
                          (Amounts in Thousands)

                                         Quarter-to-Date     Year-to-Date

                                       6/30/96  6/30/95    6/30/96   6/30/95
INTEREST INCOME
Interest and fees on loans              $4,076    $3,710    $8,058    $7,141
Interest on deposits in banks               40        72        89       101
Interest on federal funds sold
  and repurchase agreements                 74        99       141       150
Interest on securities:
  U.S. Government and other                676       679     1,403     1,376
  Tax Exempt Securities                    170       118       324       239
TOTAL INTEREST INCOME                    5,036     4,678    10,015     9,007

INTEREST EXPENSE
Interest on deposits                     1,986     1,883     4,019     3,550
Int on fed funds sold and securities
  sold under agreements to repurchase      268       214       551       428
Int on U S Treasury Note Account             4         8        10        17
Int on long-term borrowings                125       137       255       234
TOTAL INTEREST EXPENSE                   2,383     2,242     4,835     4,229

Net interest Income                      2,653     2,436     5,180     4,778
Provision for loan losses                   99        70       198       135
NET INT. INC. AFTER PROVISION
  FOR LOAN LOSSES                        2,554     2,366     4,982     4,643

OTHER OPERATING INCOME
Trust department income                     81        75       162       150
Service charges on deposits                203       179       384       343
Invest. security gains/(losses)              0         0         0       (11)
Other income                                94       106       192       189
TOTAL OTHER OPERATING INCOME               378       360       738       671

OTHER OPERATING EXPENSE
Employee expense                         1,191       896     2,109     1,678
Occupancy expense                          144       125       319       269
Equipment expense                          187       128       357       260
Computer services                          103        86       192       156
Other expense                              329       425       717       895
TOTAL OTHER OPERATING EXPENSE            1,954     1,660     3,694     3,258

Income before income taxes                 978     1,066     2,026     2,056
Income taxes                               341       365       677       689

NET INCOME                                $637      $701    $1,349    $1,367

Earnings per share                       $0.43     $0.48     $0.92     $0.93

Average shares outstanding               1,470     1,463     1,469     1,463

                FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           BURLINGTON, WISCONSIN
                    Y-T-D ending June 30, 1996 and 1995
             Increase (decrease) in Cash and Cash Equivalents
                           (Amounts in Thousands)

                                                              1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                  $1,349    $1,367
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation                                                   285       246
Provision for loan losses                                      198       135
Provision for deferred taxes                                     0         0
Amortization and accretion of bond
  premiums and discounts - net                                  76        56
Amortization of excess cost over equity in
  underlying net assets of subsidiary                            2         1
Investment securities (gains) losses                             0        11
(Increase) decrease in assets:
  Interest receivable                                           85      (251)
  Other assets                                                (207)       53
Increase (decrease) in liabilities:
  Taxes payable                                               (131)     (103)
  Interest payable                                             (18)      244
  Other liabilities                                            (19)       77
TOTAL ADJUSTMENTS                                              271       469
NET CASH PROVIDED FROM OPERATING ACTIVITIES                 $1,620    $1,836



CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits        $1,621     ($955)
Proceeds from sales of available for sale securities             0     1,000
Proceeds from maturities of available for sale securities   22,234    14,081
Purchase of available for sale securities                  (20,267)  (21,403)
Proceeds from maturity of held to maturity securities        2,942     2,978
Purchase of held to maturity securities                     (4,499)   (1,641)
Net (increase) decrease in loans                            (1,958)   (4,319)
Purchase of office buildings and equipment                    (968)     (438)
NET CASH USED IN INVESTING ACTIVITIES                        ($895) ($10,697)

FIRST BANKING CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
   BURLINGTON, WISCONSIN
Y-T-D ending June 30, 1996 and 1995
Increase (decrease) in Cash and Cash Equivalents
  (Amounts in Thousands)

                                                              1996      1995
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                        ($8,570)   $4,130
Dividends paid                                                (339)     (293)
Net increase (decrease) in Long-term Borrowings             (1,211)    2,547
Net increase (decrease) in U S Treasury Note Account           449     1,940
Net increase (decrease) in fed funds sold and
  securities sold under repurchase agreements                 (544)    1,530
Proceeds from stock options exercised                           59         1
NET CASH PROVIDED BY FINANCING ACTIVITIES                 ($10,156)   $9,855



Net increase (decrease) in cash and cash equivalents        (9,431)      994


Cash and cash equivalents at beginning of year              22,188    12,087

Cash and cash equivalents at end of quarter                $12,757   $13,081



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the year for:

Interest                                                    $4,583    $3,985

Income taxes (received)                                       $809      $792


               FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                          BURLINGTON, WISCONSIN
                    CONSOLIDATED STATEMENT OF CHANGES
                 IN COMPONENTS OF STOCKHOLDERS' EQUITY
                           As of June 30, 1996
                         (Amounts in Thousands)



                             COMMON             RETAINED AVAILABLE  TREASURY
                             STOCK     SURPLUS  EARNINGS  FOR SALE  STOCK
                                                         SECURITIES

Balances
 December 31, 1994             $1,468   $3,986   $16,353     ($927)     ($54)

Net income-YTD 1995                                1,367

Cash dividend paid
$0.20 per share                                     (293)

Exercise of
Stock options                                                              1

Change in unrealized
loss on available
for sale securities                                            676

Balances
 June 30, 1995                  1,468    3,986    17,427      (251)      (53)


Balances
 December 31, 1995             $1,468   $3,995   $18,570     ($148)      ($1)

Net income-YTD 1996                                1,349

Cash dividend paid
$0.23 per share
                                                    (339)
Exercise of
Stock options                       5       53                             1

Change in unrealized
loss on available
for sale securities                                           (258)

Balances
 June 30, 1996                 $1,473   $4,048   $19,580     ($406)       $0


                     FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                BURLINGTON, WISCONSIN
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  As of June 30, 1996



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


Item 2

                     FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                BURLINGTON, WISCONSIN
                         MANAGEMENTS DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 As of June 30, 1996

The following is a discussion of the financial condition and results of operations of the Company for the year-to-date ended June 30, 1996.

Financial condition

Loans

As of June 30, 1996, loans outstanding were $172.3 million an increase of $2 million or 1.16% from December 31, 1995. During this six month period, Construction and Land Development loans increased by $1.9 million and Commercial loans increased $6.3 million or 9.36% and 22.8% respectively. At June 30, 1996, Construction and Land Development loans were at $22.6 million or 13.1% of total loans, Residential Real Estate loans were at $61.7 million or 35.8% of total loans, and Commercial loans were at $33.9 million or 19.7% of total loans.

Allowance for Loan Losses

The allowance for possible loan losses was $2.6 million or 1.48% of gross loans on June 30, 1996, compared with $2.3 million or 1.37% of gross loans on December 31, 1995. Net charge offs for the six month period ended
June 30, 1996, were -$19 thousand, or -.01% of gross loans, compared to $20 thousand or .01% of gross loans for the same period in 1995. As of June 30, 1996, loans on non-accrual status totaled $566 thousand or .33% of gross loans compared to $900 thousand or .56% of gross loans on June 30, 1996, and $1.5 million or .88% of gross loans on December 31, 1995. The non-accrual loans consisted primarily of real estate loans of which $470 thousand or 86.4% were single family dwellings. On June 30, 1996, the ratio of non-accrual loans to the allowance for loan losses was 22.2% compared to 64.2% on December 31, 1995.

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

During this six month period ended June 30, 1996, $198 thousand was charged to current earnings and added to the allowance for loan losses.

Investment securities - Held to Maturity

The securities held-to-maturity portfolio increased $1.5 million from $29.9 to $31.4 million or 5.1% from December 31, 1995, to June 30, 1996.

Investment securities - Available for Sale

The securities available-for-sale portfolio decreased $2.4 million from $30.0 to $27.8 million or 7.9% from December 31, 1995, to June 30, 1996.

Deposits and Borrowed Funds

As of June 30, 1996, total deposits were $200.2 million, which is a decrease of $8.6 million or 4.1% from December 31, 1995. Interest Bearing Demand Deposits decreased $7.4 million or 29.5%, Demand deposits decreased $3.3 million or 10.1% since December 31, 1995. Time deposits increased $3.2 million or 3.6% since December 31, 1995. Securities sold under agreement to repurchase decreased $544 thousand or 2.7% and Federal Home Loan Borrowings decreased $671 thousand or 7.5% since December 31, 1995.

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


Liquidity

The liquidity position of the Company is managed to insure that sufficient funds are available to meet customers' needs for loans and deposit withdrawals. Liquidity to meet demand is provided by maintaining marketable investment securities and money market assets such as Interest Bearing Deposits in Banks and Federal Funds Sold. The banks are members of the Federal Home
Loan Bank system which provides the company with an additional source of liquidity. Total deposits declined $8.6 million during the first six months of 1996. Liquidity for this deposit run off was funded by Cash in Banks and the maturity of Available for Sale Securities.

Management is unaware of any recommendations by regulatory authorities, known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity.


Results of Operations Overview

For the six month period ended June 30, 1996 the Company reported earnings of $1.3 million an increase of $18 thousand or 1.3% over the same period in 1995.

Net Interest Income

Net interest income for the six months ended June 30, 1996, was $5.1 million compared to $4.8 million for the same period in 1995. The increase in net interst income is the result of a $1.0 million increase in interest income and only a $606 thousand increase in interest expense. The increase in interest income is a result of a $917 thousand increase in loan balances. The increase in interest expense is due to increased rates paid and increased balances. Average loans outstanding increased 7.1% and average deposits increased 5.9%. The yield on loans increased 5.0% and the rates on deposits increased 6.9%.


Provision for Loan Losses

The Banks have established the allowance for loan losses to reduce the gross level of loans outstanding by an estimate of uncollectible loans. As loans are deemed uncollectible, they are charged against the allowance. A provision for loan losses is expensed against current income on a monthly basis. This provision acts to replenish the allowance for loan losses to accommodate charge-offs and growth in the loan portfolio, thereby maintainings the allowance at an adequate level.

During the first six months of 1996 provisions charged against 1996 income were $198,000 which was an increase of 47% as compared to the same period in 1995.

Non-interest income and expense

Non-interest income for the first six months of 1996 increased $67 thousand or 10.0% from the same period in 1995. This increase is due primarily to increased income from service charges on deposit, which increased $52 thousand or 11.0%.

Non-interest expense for the first six months of 1996 as compared to the same period during 1995 increased $436 thousand or 26.0%, occupancy expense increased $50 thousand or 19.0%, and equipment expense increased $97 thousand or 37.0%.


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

               none
EXHIBIT A:

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














                           First Banking Center, Inc.





August 9, 1996         _______________________________________
Date                   Roman Borkovec, President & Chief
                          Executive Officer





August 9, 1996         _______________________________________
Date                   James Schuster, Chief Accounting Officer