Form 10-Q
period 1996-09-30
FIRST BANKING CENTER INC
filed 1996-11-13
CIK 356858

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                     FORM 10-Q


[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

Yes   [ X ]   No  [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $1.00 par value, 1,472,948 shares outstanding.

PART I. FINANCIAL INFORMATION

                FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                           BURLINGTON, WISCONSIN
                         CONSOLIDATED BALANCE SHEET
                              September, 1996
                                    vs
                             December 31, 1995
                          (Amounts in Thousands)

ASSETS                                                        9/30/96  12/31/95
Cash and due from banks                                       $10,225   $17,638
Federal funds sold                                                610     4,550
  Total Cash and Cash Equivalents                              10,835    22,188

Interest bearing deposits in banks                              2,073     4,303
Investment securities - Held to Maturity
  (Market values $30,736; $28,759 respectively)                30,824    29,905
Investment securities - Available for Sale                     30,243    30,092
Loans                                                         177,131   170,355
Less:
  Allowance for loan losses                                    (2,600)   (2,336)
  Total Net Loans                                             174,531   168,019
Property and Equipment                                          5,854     5,071
Other Assets                                                    5,508     4,990
TOTAL ASSETS                                                 $259,868  $264,568

LIABILITIES
Deposits
  Non-interest bearing demand                                 $30,786   $32,995
  Interest bearing demand                                      18,769    25,007
  Money market demand                                          37,137    36,167
  Savings                                                      26,664    25,425
  Time                                                         87,721    89,236
Total Deposits                                                201,077   208,830
Fed Funds Purchased and Securities sold
  under agreements to repurchase                               22,794    20,225
U S Treasury note account                                         540        91
Long-term borrowings                                            7,484     8,933
Accrued interest and other liabilities                          2,457     2,605
TOTAL LIABILITIES                                            $234,352  $240,684

STOCKHOLDERS' EQUITY
Common Stock, $1.00 par value 3,000,000
  shares authorized 1,472,948 shares issued                    $1,473    $1,468
Surplus                                                         4,051     3,995
Retained Earnings                                              20,328    18,570
Net unrealized loss on available
  for sale securities                                            (336)     (148)
  Subtotal                                                     25,516    23,885
Treasury Stock                                                      0        (1)

TOTAL STOCKHOLDERS' EQUITY                                    $25,516   $23,884

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $259,868  $264,568

                FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                           BURLINGTON, WISCONSIN
                     CONSOLIDATED STATEMENT OF INCOME
                     as of September 30, 1996 and 1995
                          (Amounts in Thousands)

                                            Quarter-to-Date      Year-to-Date

                                          9/30/96   9/30/95   9/30/96   9/30/95
INTEREST INCOME
Interest and fees on loans                 $4,025    $3,914   $12,083   $11,055
Interest on deposits in banks                  36        32       125       133
Interest on federal funds sold
  and repurchase agreements                    39        98       180       248
Interest on securities:
  U.S. Government and other                   686       718     2,089     2,094
  Tax Exempt Securities                       182       115       506       354
TOTAL INTEREST INCOME                       4,968     4,877    14,983    13,884

INTEREST EXPENSE
Interest on deposits                        1,967     1,935     5,986     5,485
Int on fed funds purch. and securities
  sold under agreements to repurchase         283       253       834       681
Int on U S Treasury Note Account                5        11        15        28
Int on long-term borrowings                   115       144       370       378
TOTAL INTEREST EXPENSE                      2,370     2,343     7,205     6,572

Net interest Income                         2,598     2,534     7,778     7,312
Provision for loan losses                      49        68       247       203
NET INT. INC. AFTER PROVISION
  FOR LOAN LOSSES                           2,549     2,466     7,531     7,109

OTHER OPERATING INCOME
Trust department income                        81        75       243       225
Service charges on deposits                   219       191       603       534
Invest. security gains/(losses)                 0         0         0       (11)
Other income                                  182       116       374       305
TOTAL OTHER OPERATING INCOME                  482       382     1,220     1,053

OTHER OPERATING EXPENSE
Employee expense                            1,039       831     3,148     2,509
Occupancy expense                             179       159       498       428
Equipment expense                             237       172       594       432
Computer services                             103        75       295       231
Other expense                                 410       364     1,127     1,259
TOTAL OTHER OPERATING EXPENSE               1,968     1,601     5,662     4,859

Income before income taxes                  1,063     1,247     3,089     3,303
Income taxes                                  315       427       992     1,116

NET INCOME                                   $748      $820    $2,097    $2,187

Earnings per share                          $0.51     $0.56     $1.43     $1.49

Average shares outstanding                  1,473     1,463     1,470     1,463

                FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           BURLINGTON, WISCONSIN
                 Y-T-D ending September 30, 1996 and 1995
             Increase (decrease) in Cash and Cash Equivalents
                           (Amounts in Thousands)

                                                                 1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $2,097    $2,187
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation                                                      493       380
Provision for loan losses                                         247       203
Provision for deferred taxes                                        0         0
Amortization and accretion of bond
  premiums and discounts - net                                    108        89
Amortization of excess cost over equity in
  underlying net assets of subsidiary                               2         2
Investment securities (gains) losses                                0        11
(Increase) decrease in assets:
  Interest receivable                                             102      (447)
  Other assets                                                   (528)      363
Increase (decrease) in liabilities:
  Taxes payable                                                  (217)     (134)
  Interest payable                                                 37       258
  Other liabilities                                                33       236
TOTAL ADJUSTMENTS                                                 277       961
NET CASH PROVIDED FROM OPERATING ACTIVITIES                    $2,374    $3,148



CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits           $2,230      ($29)
Proceeds from sales of available for sale securities                0     1,000
Proceeds from maturities of available for sale securities      24,938    14,238
Purchase of available for sale securities                     (25,424)  (26,079)
Proceeds from maturity of held to maturity securities           5,156     5,220
Purchase of held to maturity securities                        (6,131)   (3,631)
Net (increase) decrease in loans                               (6,759)   (9,134)
Purchase of office buildings and equipment                     (1,276)     (813)
NET CASH USED IN INVESTING ACTIVITIES                         ($7,266) ($19,228)

                FIRST BANKING CENTER, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
                           BURLINGTON, WISCONSIN
                  Y-T-D ending September 30, 1996 and 1995
             Increase (decrease) in Cash and Cash Equivalents
                          (Amounts in Thousands)

                                                                 1996      1995
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                           ($7,753)   $2,191
Dividends paid                                                   (339)     (293)
Net increase (decrease) in Long-term Borrowings                (1,449)    4,867
Net increase (decrease) in U S Treasury Note Account              449    (2,294)
Net increase (decrease) in fed funds purchased and
  securities sold under repurchase agreements                   2,569     4,337
Proceeds from stock options exercised                              62         1
NET CASH PROVIDED BY FINANCING ACTIVITIES                     ($6,461)   $8,809



Net increase (decrease) in cash and cash equivalents          (11,353)   (7,271)


Cash and cash equivalents at beginning of year                 22,188    12,087

Cash and cash equivalents at end of quarter                   $10,835    $4,816



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the year for:

Interest                                                       $7,168    $6,328

Income taxes (received)                                        $1,210    $1,250


                 FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                            BURLINGTON, WISCONSIN
                      CONSOLIDATED STATEMENT OF CHANGES
                    IN COMPONENTS OF STOCKHOLDERS' EQUITY
                          As of September 30, 1996
                           (Amounts in Thousands)



                                 COMMON            RETAINED  AVAILABLE  TREASURY
                                  STOCK   SURPLUS  EARNINGS   FOR SALE     STOCK
                                                            SECURITIES

Balances
 December 31, 1994               $1,468    $3,986   $16,353     ($927)     ($54)

Net income-YTD 1995                                   2,187

Cash dividend paid
$0.20 per share                                        (293)

Exercise of
Stock options                                                                  1

Change in unrealized
loss on available
for sale securities                                               694

Balances
 September 30, 1995               1,468     3,986    18,247      (233)      (53)


Balances
 December 31, 1995               $1,468    $3,995   $18,570     ($148)      ($1)

Net income-YTD 1996                                   2,097

Cash dividend paid
$0.23 per share                                        (339)

Exercise of
Stock options                         5        56                             1

Change in unrealized
loss on available
for sale securities                                              (188)

Balances
 September 30, 1996              $1,473    $4,051   $20,328     ($336)       $0


                     FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                BURLINGTON, WISCONSIN
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  As of September 30, 1996



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

Item 2

                     FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                BURLINGTON, WISCONSIN
                         MANAGEMENTS DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  As of September 30, 1996

The following is a discussion of the financial condition and results of operations of the Company for the year-to-date ended September 30, 1996.

Financial condition

Loans

As of September 30, 1996, loans outstanding were $177.1 million an increase of $6.8 million or 3.98% from December 31, 1996. During this nine month period, Construction and Land Development loans increased by $4.4 million and Commercial loans increased $4.9 million or 21.1% and 17.9% respectively. At September 30, 1996, Construction and Land Development loans were at $25 million or 14.1% of total loans, Residential Real Estate loans were at $66.7 million or 37.6% of total loans, and Commercial loans were at $32.5 million or 18.4% of total loans.

Allowance for Loan Losses

The allowance for possible loan losses was $2.6 million or 1.47% of gross loans on September 30, 1996, compared with $2.3 million or 1.37% of gross loans on December 31, 1995. Net charge offs for the nine month period ended September 30, 1996, were -$17 thousand, or -.01% of gross loans, compared to $41 thousand or .02% of gross loans for the same period in 1995. As of September 30, 1996, loans on non-accrual status totaled $217 thousand or .12% of gross loans compared to $881 thousand or .53% of gross loans on September 30, 1995, and $1.5 million or .88% of gross loans on December 31, 1995.
The non-accrual loans consisted primarily of real estate loans of which $100 thousand or 46% were single family dwellings. On September 30, 1996, the ratio of non-accrual loans to the allowance for loan losses was 8.2% compared to 64% on December 31, 1995.

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

During this nine month period ended September 30, 1996, $49 thousand was charged to current earnings and added to the allowance for loan losses.

Investment securities - Held to Maturity

The securities held-to-maturity portfolio increased $919 thousand from $30 to $30.8 million or 3.1% from December 31, 1995, to September 30, 1996.

Investment securities - Available for Sale

The securities available-for-sale portfolio remained constant at $30 million from December 31, 1995, to September 30, 1996.

Deposits and Borrowed Funds

As of September 30, 1996, total deposits were $201 million, which is a de-crease of $7.8 million or 3.9% from December 31, 1995. Interest Bearing Demand Deposits decreased $6.2 million or 33.2%, Demand deposits decreased $2.2 million or 6.7% since December 31, 1995. Time deposits decreased $1.5 million or 1.7% since December 31, 1995. Securities sold under agreement to repurchase increased $2.6 million or 12.7% and Federal Home Loan
Borrowings decreased $1.4 million or 16.2% since December 31, 1995.


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


Liquidity

The liquidity position of the Company is managed to insure that sufficient funds are available to meet customers' needs for loans and deposit withdrawals. Liquidity to meet demand is provided by maintaining marketable investment securities and money market assets such as Interest Bearing Deposits in Banks and Federal Funds Sold. The banks are members of the Federal Home
Loan Bank system which provides the company with an additional source of liquidity. Total deposits declined $8.6 million during the first six months of 1996. Liquidity for this deposit run off was funded by Cash in Banks.

Management is unaware of any recommendations by regulatory authorities, known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity.


Results of Operations Overview

For the nine month period ended September 30, 1996 the Company reported earnings of $2.1 million a decrease of $90 thousand or 4.1% over the same period in 1995.

Net Interest Income

Net interest income for the nine months ended September 30, 1996, was $7.8 million compared to $7.3 million for the same period in 1995. The increase in net interest income is the result of a $1.1 million increase in interest income and only a $633 thousand increase in interest expense. The increase in interest income is a result of a 7% increase in average loan balances. The increase in interest expense is due to increased rates paid and increased average balances of 4.9%.


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

During the first nine months of 1996 provisions charged against 1996 income were $247,000 which was an increase of 21.7% as compared to the same period in 1995.

Non-interest income and expense

Non-interest income for the first nine months of 1996 increased $167 thousand or 15.9% from the same period in 1995. This increase is due primarily to increased income from service charges on deposit, which increased $69 thousand or 12.9%.

Non-interest expense for the first nine months of 1996 as compared to the same period during 1995 increased $803 thousand or 16.5%, occupancy expense increased $70 thousand or 16.4%, and equipment expense increased $162 thousand or 37.5%. Employee expense showed the largest increase, $639 thousand or 25.5%. These increases are a result of an increase in personnel and new locations.


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














                           First Banking Center, Inc.





November 8, 1996         _______________________________________
Date                      Roman Borkovec, President & Chief
                          Executive Officer





November 8, 1996         _______________________________________
Date                     James Schuster, Chief Accounting Officer