Form 10-K
period 1996-12-31
FIRST BANKING CENTER INC
filed 1997-04-01
CIK 356858

PART 1

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

      On January 1, 1985, the name of the Corporation was changed from the First Community Bank Group, Inc. to the First Banking Center, Inc., and the name of the subsidiary companies were changed to First Banking Center - Burlington and First Banking Center - Albany, respectively.

      The Corporation's primary business activity is the ownership and control of these banks. The Corporation's operations department also provides administrative and operational services for the banks.

First Banking Center - Burlington

     The Bank was organized in 1920 and is a full service commercial bank located in the City of Burlington, Wisconsin. The Bank has branch offices located in Burlington, Genoa City, Kenosha, Lake Geneva, Lyons, Pell Lake, Somers, Union Grove, Walworth, Whitewater, and Wind Lake, Wisconsin. The bank offers a wide range of services which includes: Loans, Personal Banking, Trust and Investment Services, and Insurance and Annuity Products.

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

      The Company is supervised and examined by the Federal Reserve Board. The Company's subsidiary banks, as state chartered institutions, are subject to the supervision of, and are regularly examined by, Wisconsin state authorities. The Banks are also members of the Federal Reserve Bank and as such are subject to regulation and examination by that agency.

     The Company, under Federal Reserve Board policy, is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each of the subsidiaries.

GOVERNMENTAL POLICIES

      The earnings of the Company's subsidiary banks as lenders and depositors of money are affected by legislative changes and by the policies of the various regulatory authorities including the State of Wisconsin, the United States Government, foreign governments and international agencies. The effect of this regulation upon the future business and earnings of the Company cannot be predicted. Such policies include, among others, statutory maximum lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policies and international currency regulations and monetary policies. Governmental and Reserve Board policies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. Management is not able to anticipate and evaluate the future impact of such policies and practices on the growth and profitability of the Company or its subsidiary banks.

MATERIAL DEPOSIT AND LOANS

      No single borrower accounted for a material portion of the loans in the subsidiary banks.

      No single depositor accounted for a material portion of deposits in the subsidiary banks.

EMPLOYEES

      The Company and its staff share a commitment to equal opportunity. All personnel decisions are made without regard to race, color, religion, sex, age, national origin, handicap or veteran status. At March 15, 1997, the Company and its subsidiaries had 196 full and part-time employees.

MISCELLANEOUS

      The business of the Company is not seasonal. To the best of management's knowledge, there is no anticipated material effect upon the Company's capital expenditures, earnings, and competitive position by reason of any laws regulating or protecting the environment. The Company has no material patents, trademarks, licenses, franchises or concessions. No material amounts have been spent on research activities and no employees are engaged full time in research activities.

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

      The following information shows: the company's average assets, liabilities and stockholder's equity; the interest earned and average yield on interest earning assets; the interest paid and average rate on interest-bearing liabilities; and the maturity schedules for investment and specific loans; for the years ended December 31, 1996, 1995, and 1994. Also, where applicable, information is presented for December 31, 1993 and 1992.

Section I

                                   Schedule A

                         FIRST BANKING CENTER, INC.

         DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

                            Average Balance Sheet

                                        (000's Omitted)

                                            1996          1995         1994
Cash and due from banks                 $     9,972        8,648        6,637
Fed funds sold and securities purchased
     under agreement to resell                4,101        5,191        1,534
Interest bearing deposits in other banks      3,102        3,180        4,431

Investment securities:
     U.S. Treasury agency and other          46,589       48,073       42,873
     States and political subdivisions       14,691        8,829       10,192
     Unrealized Gain/(Loss) on Securities      (378)        (672)        (395)

Loans:
     Real estate mortgages                   64,848       68,019       63,394
     Consumer - net                          12,757       12,183       12,007
     Commercial and other                    98,709       82,742       71,578
          Total                             176,314      162,944      146,979
     Less allowance for loan losses           2,568        2,200        1,989

          Net loans                         173,746      160,744      144,990

Goodwill                                        261           14           17
Other assets                                 11,078        9,695        7,581

          Total assets                  $   263,162      243,702      217,860

Interest bearing deposits:
     NOW accounts                       $    20,392       18,705       16,619
     Savings deposits                        27,531       26,163       26,850
     Money Market deposit accounts           36,610       34,849       37,569
     Time deposits                           91,000       85,454       72,817
          Total interest bearing deposits   175,533      165,171      153,855

Demand deposits                              29,550       26,563       23,945

          Total deposits                    205,083      191,734      177,800
Short-term borrowings                           490          766        1,418
Sec'ts. sold under agreements to repurchas   21,427       17,112       10,017
Other liabilities                             2,861        2,443        1,566
Long-Term Borrowings                          8,398        9,186        6,745

          Total liabilities                 238,259      221,241      197,546

Equity capital                               24,903       22,461       20,314

          Total liabilities and capital $   263,162      243,702      217,860

                                     SECTION I
                                     Schedule B

                             FIRST BANKING CENTER, INC.
                     INTEREST RATES AND INTEREST DIFFERENTIAL
          Three Year Summary of Interest Rates and Interest Differential
                                 (000's Omitted)

                                          1996                       1995                1994
                                 AVERAGE RELATED  YIELD    AVERAGE RELATED  YIELD    AVERAGE RELATED  YIELD
                                 BALANCE INTEREST  RATE    BALANCE INTEREST  RATE    BALANCE INTEREST  RATE
Earning assets:
  Time Deposits in banks       $   3,102     173   5.58%    3,180     183   5.75%    4,384     180    4.11%
  Investments (taxable)(a)        46,589   2,887   6.20%   48,073   2,941   6.12%   42,873   2,401    5.60%
  Investments (nontax.)(a)(b)     14,691   1,100   7.49%    8,829     749   8.48%   10,192     872    8.56%
  Funds sold                       4,101     248   6.05%    5,191     308   5.93%    1,534      55    3.59%
  Loans (b)(c)(d)                173,746  16,317   9.39%  160,744  15,092   9.39%  144,990  12,243    8.44%
  Total earnings assets        $ 242,229  20,725   8.56%  226,017  19,273   8.53%  203,973  15,751    7.72%

Interest bearing liabilities:
  NOW accounts                 $  20,392     561   2.75%   18,705     519   2.77%   16,619     441    2.65%
  Savings deposits                27,531     766    2.78%  26,163     771   2.95%   26,850     793    2.95%
  Money Market deposit accounts   36,610   1,515    4.14%  34,849   1,389   3.99%   37,569   1,229    3.29%
  Time deposits                   91,000   5,245    5.76%  85,454   4,808   5.63%   72,817   3,352    4.60%
  Short-term borrowings              490      20    4.08%     766      48   6.27%    1,418      51    3.60%
  Sec'ts. sold under to
    repurchase                    21,427   1,143    5.33%  17,112     927   5.42%   10,017     417    4.16%
  Long-term borrowings             8,398     514    6.12%   9,186     504   5.49%    6,745     352    5.22%
  Total interest-bearing
    liabilities                $ 205,848   9,764    4.74% 192,235   8,966   4.66%  172,035   6,635    3.86%

Interest spread                           10,961    3.82%          10,307   3.87%            9,116    3.86%

Interest margin                           10,961    4.53%          10,307   4.56%            9,116    4.47%

(a)Portions of investments both taxable and nontaxable have been presented on state taxable equivalent basis assuming a 7.9% tax rate.
(b)The interest and average yield for nontaxable instruments are presented on a federal taxable equivalent basis assuming a 34% tax rate.
(c)Loans placed on nonaccrual status have been included in average balances used to determine average rates.
(d)Loan interest income inclused net loan fees.

                                     SECTION I
                                     Schedule C

                             FIRST BANKING CENTER, INC.
                   Two Year Summary of Rate and Volume Variances
                                  (000's Omitted)

                                           $ AMOUNT     VOLUME    RATE  (a)
                                          OF CHANGE    VARIANCE    VARIANCE

Increase (decrease) for 1996:
   Time deposits in banks               $       (10)         (4)         (6)
   Investment (taxable)  (b)                    (54)        (91)         37
   Investments (nontaxable)  (b) (c)            351         497        (146)
   Funds sold                                   (60)        (65)          5
   Loans (c) (d)                              1,225       1,221           4

        Total interest income                 1,452       1,558        (106)

   NOW accounts                                  42          47          (5)
   Savings deposits                              (5)         40         (45)
   Money Market deposit accounts                126          75          51
   Other time deposits                          437         312         125
   Short-term borrowings                        (28)        (17)        (11)
   Sec. sold under Agreement to Repurchase      216         234         (18)
   Long-term Borrowings                          10         (43)         53
        Total interest expense                  798         648         150

Net change for 1996:                    $       654         910        (256)

Increase (decrease) for 1995:
   Time deposits in banks               $         3         (49)         52
   Investment (taxable)                         540         291         249
   Investments (nontaxable)                    (123)       (117)         (6)
   Funds sold                                   253         131         122
   Loans                                      2,849       1,330       1,519

        Total interest income                 3,522       1,586       1,936

   NOW accounts                                  78          55          23
   Savings deposits                             (22)        (20)         (2)
   Money Market deposit accounts                160         (89)        249
   Other time deposits                        1,456         581         875
   Short-term borrowings                         (3)        (23)         20
   Long-term Borrowings                         510         295         215
   Sec. sold under Agreement to Repurchase      152         127          25
        Total interest expense                2,331         926       1,405

Net change for 1995:                    $     1,191         660         531

(a)The application of the rate/volume variance has been allocated in full to the rate variance.
(b)Portions of investments both taxable and nontaxable have been presented on a state taxable equivalent basis assuming a 7.9% tax rate.
(c)The interest and average yield for nontaxable instruments are presented on a federal tax equivalent basis assuming a 34% tax rate.
(d)Loans placed on nonaccrual status have been included in average balances used to determine average rates.


                              SECTION II
                              Schedule A
                      FIRST BANKING CENTER, INC.
                  Book Value of Investment Portfolio (a)
                            (000's Omitted)


Available for Sale:                                          1996        1995
     U.S. Treasury and other U.S.
     Gov't. Agencies and Corporations                 $    42,437      25,762
     Obligations of states and political subdivision       19,394           0
     Other                                                  3,531       4,330
Held to Maturity:
     U.S. Treasury and other U.S.
     Gov't. Agencies and Corporations                           0      17,284
     Obligations of states and political subdivision            0      11,377
     Other                                                      0       1,244
          Total                                       $    65,362      59,997



                                                         1994 (b)
     U.S. Treasury and other U.S.
     Gov't. Agencies and Corporations                 $    37,797
     Obligations of states and political subdivision        8,914
     Other                                                  5,076
          Total                                       $    51,787





(a) The aggregate book value of securities from any single issuer does not exceed ten percent of stockholder's equity; except for, securities issued by the U.S. Government and U.S. Government agencies and corporations.
(b) Prior to January 1, 1994 and the implementation of FASB 115, all securities were classified as securities held for investment.


                          SECTION II
                          Schedule B

                  FIRST BANKING CENTER, INC.
        Maturity Schedule of Investments by Book Value
                        (000's Omitted)
                                                        December 31, 1996

                                               1 YEAR      AFTER 1 YR.     AFTER 5 YRS.     AFTER 10
                                              OR LESS     THROUGH 5 YRS   THROUGH 10 YRS.    YEARS        TOTAL
Available for Sale Securities
   U.S. Treasury and other U.S.
   Gov. agencies and corporations (a)        $  18,468         22,130           1,589           250        42,437
     Weighted average yield                      5.58%          6.33%           6.57%         8.69%         6.03%
   Obligations of States and Political Subd.     3,501          5,825           9,567           501        19,394
     Weighted average yield                      7.41%          6.98%           7.24%         8.32%         7.22%
   Other Securities (a)                          3,531              0               0             0         3,531
     Weighted average yield                      6.20%          0.00%           0.00%         0.00%         6.20%
TOTAL AVAILABLE FOR SALE                     $  25,500         27,955          11,156           751        65,362
     Weighted Ave. Yield of Total                5.92%          6.46%           7.14%         8.45%         6.39%


(a) Portions of investments both taxable and nontaxable have been presented on a state taxable equivalent basis assuming a 7.9% tax rate.
(b) The interest and average yield for nontaxable securities are presented on a federal taxable equivalent basis assuming a 34% tax rate.


                                      SECTION III
                                      Schedule A

                              FIRST BANKING CENTER, INC.
                                  Loan Summarization
                                    (000's Omitted)

                                          December 31,

                             1996         1995        1994        1993      1992
Commercial               $  30,808      27,659      27,713      24,908    16,887
Agricultural production      6,167       5,810       6,163       7,593     9,376
Real Estate:
   Construction             25,164      20,652      14,437      13,213    10,463
   Commercial               40,935      37,005      33,027      23,663    25,805
   Agriculture                 705         733       1,014       1,646     2,229
   Residential              79,129      67,729      66,004      56,548    47,726
Municipal                    4,254       3,806       2,341       2,815     2,682
Consumer                     7,225       6,961       7,074       7,201    10,843

     TOTAL               $ 194,387     170,355     157,773     137,587   126,011


                                     SECTION III
                                     Schedule B

                             FIRST BANKING CENTER, INC.
             LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATE
                                   (000's Omitted)

                                LOAN MATURITIES                                           AMOUNT OVER ONE YEAR WITH
                              1 YEAR        AFTER 1      AFTER FIVE                PREDETERMINED   FLOATING OR ADJ.
                             OR LESS    THROUGH 5 YRS.     YEARS       TOTAL           RATES       INTEREST RATES      TOTAL
December 31, l996
  Comm'l and agricultural   $   28,395           8,234          346     36,975            6,730             1,850      8,580
  Real estate - constr.         22,404           2,760            0     25,164            1,961               799      2,760

          TOTAL             $   50,799          10,994          346     62,139            8,691             2,649     11,340

                                LOAN MATURITIES                                           AMOUNT OVER ONE YEAR WITH
                              1 YEAR        AFTER 1      AFTER FIVE                PREDETERMINED   FLOATING OR ADJ.
                             OR LESS    THROUGH 5 YRS.     YEARS       TOTAL           RATES       INTEREST RATES      TOTAL

December 31, l995
  Comm'l and agricultural   $   29,454           3,052          963     33,469            1,505             2,510      4,015
  Real estate - constr.         19,009           1,536          107     20,652            1,556                87      1,643

          TOTAL             $   48,463           4,588        1,070     54,121            3,061             2,597      5,658

                                  Section III
                                  Schedule C

                          First Banking Center, Inc.
                             Non-Performing Loans
                               (000's omitted)

                         1996       1995        1994          1993      1992

Nonaccrual Loans         $260     $1,501        $778        $1,754      $551

Past Due 90 days + (1)     17          2       -----         ------    -----

Restructured Loans (2)   ----     ------       -----         ------    -----



Notes:

(1) Loans are generally placed in nonaccrual status when contractually past due 90 days or more.

(2)  There  were  no  restructured  loans  for  each of the presented years.

(3) Interest which would have been recorded had the loans been on an accrual basis, would have amounted to $6,000 in 1996, $25,000 in 1995, $12,000 in 1994, $95,000 in 1993, and
     $11,000 in 1992. Interest income on these loans, which is recorded only when received, amounted to $6,000 in 1996, $7,000 in 1995, $4,000 in 1994, $2,000 in 1993, and $11,000 in
     1992.

(4)  Each  of the loans which are contractually past  due  90 days or more as to principal or interest payments are reviewed by management and reported to the Loan Committee of the Board of Directors of each Bank. These loans are then placed on a nonaccrual basis.

(5) As of December 31, 1996, management, to the best of its knowledge, is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where there are serious doubts as to the ability of the borrowers to comply with the present loan payment terms.



                                    SECTION IV
                                    Schedule A

                            FIRST BANKING CENTER, INC.
                     Analysis of The Allowance for Loan Losses
                                 (000's Omitted)

                                  1996      1995      1994     1993      1992
Beginning loan loss reserve   $  2,336     2,095     1,886    1,714     1,393

Charge-offs:
     Commercial                      0        22         4      167        58
     Agricultural production         0         0         1        5         0
Real Estate:
     Construction                    0         0         0      114         0
     Commercial                      0         0         0      190         0
     Agriculture                     0         0         0        0         0
     Other Mortgages                 1       214       198       29         0
Installment - consumer              33        55       102       99        50

Recoveries:
     Commercial                     12        19        68        6        16
     Agricultural production         0         0         3       10         0
Real Estate:
     Construction                    0         0       113        2         0
     Commercial                      0         0         0        0         0
     Agriculture                     0         0         0       17         0
     Other Mortgages                 5         2        13        2         2
Installment - consumer              31        41        47       29        33

Net Charge-offs/(Recoveries)       (14)      231        61      538        57

Additions charged to operation     247       470       270      710       378
Additions related to branch
 acquisitions                      300         0         0        0         0

Balance at end of period      $  2,897     2,336     2,095    1,886     1,714

Ratio of net charge-offs/
 (recoveries) during the
 period to ave. loans
 outstanding during the
 period                          -0.01%     0.14%     0.04%    0.42%     0.05%

Note: (1)  For each year ending December 31, the determination of the additions to loan loss reserve charged to operating expenses was based on an evaluation of the loan portfolio, current domestic economic conditions, past loan losses and other factors.



                                 SECTION IV
                                 Schedule B

                         FIRST BANKING CENTER, INC.

      The allowance for loan losses is based on an evaluation of risk in the loan portfolio, current domestic economic conditions, past loan losses and other factors. The majority of risk in the loan portfolio lies in commercial loans, which include commercial real estate, agricultural production, and construction  loans.  The Company has allocated $1  million  or  36%  of  the allowance to these loans. These loans comprise about 55% of the loan portfolio. Residential mortgages carry a small element of risk and comprise about 41% of the loan portfolio. Seventy-six thousand dollars of the allowance or about 2.6% has been allocated to residential morgages. Consumer loans comprise about 4% of the loan portfolio and $55 thousand or about 1.9% of the allowance is allocated to consumer loans. The company has allocated $36 thousand dollars of the allowance to unfunded loan commitments which total approximately $34 thousand dollars. The balance of the allowance or $1.69 million is unallocated.

                                 SECTION V
                                 Schedule A

                         FIRST BANKING CENTER, INC.
                   Three Year Summary of Average Deposits
                              (000's Ommitted)

                                           RATE            RATE            RATE
                                 1996      PAID    1995    PAID     1994   PAID
Deposit in domestic bank
offices:
Non-interest bearing demand  $ 29,550            26,563           23,945

Interest-bearing demand        20,392    2.75%   18,705   2.77%   16,619  2.65%

Money Market demand            36,610    4.14%   34,849   3.99%   37,569  3.29%

Savings deposits               27,531    2.78%   26,163   2.95%   26,850  2.95%

Time deposits                  91,000    5.76%   85,454   5.63%   72,817  4.60%

          Total Deposits   $  205,083    3.94%  191,734   3.90%  177,800  3.27%


                                   SECTION V
                                   Schedule B

                           FIRST BANKING CENTER, INC.
             Maturity Schedule for Time Deposits of $100,000 or More
                                (000's Omitted)



For Year Ending December 31, 1996:

                         3 MONTHS    OVER 3 MOS.   OVER 6 MOS.        OVER
                          OR LESS    THRU 6 MOS.   THRU 12 MOS.      12 MOS.

Certificates of Deposit   $ 1,188         2,023         3,636         3,184

Other Time Deposits           107             0           104             0


          TOTAL           $ 1,295         2,023         3,740         3,184

                                   SECTION VI

                           FIRST BANKING CENTER, INC.
              Three Year Summary of Return on Equity and Assets

                                             1996        1995       1994

Return on average assets                     1.07%       1.15%      1.09%

Return on average equity                    11.29%      12.48%     11.64%

Dividend payout ratios on common stock      24.21%      20.94%     22.36%

Average equity to average assets             9.46%       9.22%      9.32%






                                     SECTION VII

                              FIRST BANKING CENTER, INC.
                                Short-term Borrowings
                                   (000's Omitted)



Securities sold under
agreements to repurchase (1)

End of Year:                                 1996        1995       1994
     Balance                              $30,925     $20,225     13,755
     Weighted Ave. Rate                      5.42%       5.48%      4.18%

For the Year:
     Maximum Amount
        Outstanding                       $34,175     $20,225     13,755
     Average Amount
        Outstanding                       $21,427     $17,112     10,017
     Weighted Ave. Rate                      5.31%       5.39%      4.16%

(1) Securities sold under repurchase agreements are borrowed on a short-term basis by the subsidiary banks at prevailing rates for these funds. The approximate average maturity was 3.2 months, 3.6 months, and 3.75 months for the years 1996, 1995, and 1994, respectively.





                       ITEM 2: PROPERTIES

       The Company owns no properties; it currently occupies space in the building that houses the Lake Geneva branch. Since January
1, 1995 the company has been making rent payments to First Banking Center - Burlington for the space that it occupies and the equipment it uses.

Burlington

       The Bank owns banking facilities in Burlington, Lyons, Genoa City, Pell Lake, Somers, Walworth, Wind Lake, Kenosha and Lake Geneva. A portion of the building in Lake Geneva is owned by a
partnership   of   which  the  Bank  is  a  50%  owner.   The   bank   leases
space   for   its  bookkeeping  and  loan  operations  departments   in   the
portion of the building owned by the partnership. Each of the banks offices is well maintained and adequately meets the needs of the bank. The bank leases office space in Union Grove, and Whitewater.

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

                             PART II

    ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                       STOCKHOLDER MATTERS

     Market price of common stock and related matters are presented on page 2 of the Annual Report to Shareholders for the year ended December 31, 1996 and are incorporated herein by reference.

     (a) There were 787 holders of record of the Company's $1.00 par value common stock on March 1, 1997.

                 ITEM 6: SELECTED FINANCIAL DATA

       Selected   financial   data  is  presented   on   page   24   of   the
Annual   Report   to   Shareholders  for  the   year   ended   December   31,
1996 and is incorporated herein by reference.

   ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and
results   of   operations  is  presented  on  pages  25-27  of   the   Annual
Report   to   Shareholders  for  the  year  ended  December  31,   1996   and
is incorporated herein by reference.





       ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

        The following consolidated financial statements of the Registrant and its subsidiaries included in the Annual Report to
Shareholders for the year ended December 31, 1996 are incorporated herein by reference:

     Report of Independent Certified Public Accountants
     Consolidated Balance Sheets
          December 31, 1996 and 1995
     Consolidated Statements of Income
          Years ended December 31, 1996, 1995, and 1994
        Consolidated Statements of Changes in Components of Stockholder's Equity
          Years  ended  December   31,   1996,   1995 and 1994
     Consolidated Statements of Cash Flows
          Years ended December 31, 1996, 1995, and 1994
     Notes to Consolidated Financial Statements

    ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURES


        The    Company    had   no   disagreement   with   the    accountants
regarding any information presented.

                            PART III

  ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on Tuesday, April 22, 1997, is incorporated herein by reference.

                ITEM 11:  EXECUTIVE COMPENSATION

       The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on Tuesday, April 22, 1997, is incorporated herein by reference.

  ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

       The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on Tuesday, April 22, 1997,
is            incorporated           herein           by           reference.
     ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)   Transactions with management and other

         None

(b)   Certain business relationships

         None

(c)   Indebtedness of management

      This information is presented on page 13, Note E of the Annual Report to Shareholders, and is incorporated herein by reference.

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

     (13) 1995 Annual Report to Shareholders (contained herein).

     (22)  Notice of Annual Meeting and Proxy Statement.

(b)       Reports on Form 8-K

          None

(c) Financial Statements and Financial Statement Schedules required to be filed as part of this report are included in the Annual Report To Shareholders, Note W, Pages 22-23.

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



FIRST BANKING CENTER, INC.
     Registrant



Date:  March 25, 1997
                                 By     ROMAN BORKOVEC
                                        Roman Borkovec
                                        Chief Executive Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*




ROMAN BORKOVEC                          JAMES SCHUSTER

Roman Borkovec,                         James Schuster,
Chief Executive Officer                 Chief Accounting Officer



MELVIN WENDT                            RICHARD MCKINNEY

Melvin Wendt, Director                  Richard McKinney, Director



JOHN SMITH                              JOHN ERNSTER

John Smith, Director                    John Ernster, Director



DAVID BOILINI                           PAT SEBRANEK

David Boilini, Director                 Pat Sebranek, Director



CHARLES WELLINGTON

Charles Wellington, Director

*Each of the above signatures is affixed as of March 25, 1997.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

(a)  Annual Report to shareholders

(b)  All proxy material in connection with the 1996 Annual
Shareholders Meeting. Above items will be furnished to shareholders subsequent to this filing.