Form 10-Q
period 1997-03-31
FIRST BANKING CENTER INC
filed 1997-05-15
CIK 356858

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                     FORM 10-Q


[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Yes   [ X ]   No  [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $1.00 par value, 1,476,365 shares outstanding.

PART I. FINANCIAL INFORMATION

                  FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                             BURLINGTON, WISCONSIN
                          CONSOLIDATED BALANCE SHEET
                                March 31, 1997
                                      vs
                              December 31, 1996
                            (Amounts in Thousands)

ASSETS                                                        3/31/97   12/31/96
Cash and due from banks                                        $9,341   $21,412
Federal funds sold                                              7,670     7,905
  Total Cash and Cash Equivalents                              17,011    29,317

Interest bearing deposits in banks                              1,425     4,869
Investment securities - Held to Maturity                            0         0
Investment securities - Available for Sale                     67,661    65,362
Loans                                                         199,684   194,387
Less:
  Allowance for loan losses                                    (2,965)   (2,897)
  Total Net Loans                                             196,719   191,490
Property and Equipment                                          6,557     6,595
Other Assets                                                    7,597     7,087
TOTAL ASSETS                                                 $296,970  $304,720

LIABILITIES
Deposits
  Non-interest bearing demand                                 $34,587   $37,109
  Interest bearing demand                                      22,189    25,216
  Money market demand                                          46,053    42,355
  Savings                                                      33,892    33,091
  Time                                                        104,515    97,088
Total Deposits                                                241,236   234,859
Fed Funds Purchased and Securities sold
  under agreements to repurchase                               16,530    30,925
U S Treasury note account                                         540       540
Long-term borrowings                                            9,339     9,489
Accrued interest and other liabilities                          2,698     2,667
TOTAL LIABILITIES                                            $270,343  $278,480

STOCKHOLDERS' EQUITY
Common Stock, $1.00 par value 3,000,000
  shares authorized 1,476,365 shares issued                    $1,476    $1,476
Surplus                                                         4,094     4,091
Retained Earnings                                              21,349    20,703
Net unrealized loss on available
  for sale securities                                            (292)      (30)
  Subtotal                                                     26,627    26,240
Treasury Stock                                                      0         0

TOTAL STOCKHOLDERS' EQUITY                                    $26,627   $26,240

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $296,970  $304,720

                 FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                            BURLINGTON, WISCONSIN
                      CONSOLIDATED STATEMENT OF INCOME
                       as of March 31, 1997 and 1996
                          (Amounts in Thousands)

                                            Quarter-to-Date      Year-to-Date

                                          3/31/97   3/31/96   3/31/97   3/31/96
INTEREST INCOME
Interest and fees on loans                  $4,336    $3,982    $4,336    $3,982
Interest on deposits in banks                   71        49        71        49
Interest on federal funds sold
  and repurchase agreements                     94        67        94        67
Interest on securities:
  U.S. Government and other                    695       727       695       727
  Tax Exempt Securities                        259       154       259       154
TOTAL INTEREST INCOME                        5,455     4,979     5,455     4,979

INTEREST EXPENSE
Interest on deposits                         2,297     2,033     2,297     2,033
Int on fed funds purch. and securities
  sold under agreements to repurchase          265       283       265       283
Int on U S Treasury Note Account                 5         6         5         6
Int on long-term borrowings                    158       130       158       130
TOTAL INTEREST EXPENSE                       2,725     2,452     2,725     2,452

Net interest Income                          2,730     2,527     2,730     2,527
Provision for loan losses                       83        99        83        99
NET INT. INC. AFTER PROVISION
  FOR LOAN LOSSES                            2,647     2,428     2,647     2,428

OTHER OPERATING INCOME
Trust department income                         96        81        96        81
Service charges on deposits                    246       181       246       181
Invest. security gains/(losses)                  0         0         0         0
Other income                                   160        98       160        98
TOTAL OTHER OPERATING INCOME                   502       360       502       360

OTHER OPERATING EXPENSE
Employee expense                             1,211       918     1,211       918
Occupancy expense                              184       175       184       175
Equipment expense                              232       170       232       170
Computer services                              113        89       113        89
Other expense                                  521       388       521       388
TOTAL OTHER OPERATING EXPENSE                2,261     1,740     2,261     1,740

Income before income taxes                     888     1,048       888     1,048
Income taxes                                   242       336       242       336

NET INCOME                                    $646      $712      $646      $712

Earnings per share                           $0.44     $0.49     $0.44     $0.49

Average shares outstanding                   1,476     1,468     1,476     1,468

                 FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                            BURLINGTON, WISCONSIN
                   Y-T-D ending March 31, 1997 and 1996
             Increase (decrease) in Cash and Cash Equivalents
                           (Amounts in Thousands)

                                                                 1997      1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $646      $712
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation                                                      201       133
Provision for loan losses                                          83        99
Provision for deferred taxes                                        0         0
Amortization and accretion of bond
  premiums and discounts - net                                     27        40
Amortization of excess cost over equity in
  underlying net assets of subsidiary                              26         1
Investment securities (gains) losses                                0         0
(Increase) decrease in assets:
  Interest receivable                                            (341)       68
  Other assets                                                    (60)     (928)
Increase (decrease) in liabilities:
  Taxes payable                                                   196       290
  Interest payable                                               (102)       32
  Other liabilities                                               (64)      (99)
TOTAL ADJUSTMENTS                                                 (34)     (364)
NET CASH PROVIDED FROM OPERATING ACTIVITIES                      $612      $348



CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits           $3,444    $1,138
Proceeds from sales of available for sale securities                0         0
Proceeds from maturities of available for sale securities      23,112    17,387
Purchase of available for sale securities                     (25,835)  (16,092)
Proceeds from maturity of held to maturity securities               0     2,290
Purchase of held to maturity securities                             0    (2,901)
Net (increase) decrease in loans                               (5,312)      (83)
Purchase of office buildings and equipment                       (162)     (502)
NET CASH USED IN INVESTING ACTIVITIES                         ($4,753)   $1,237

                 FIRST BANKING CENTER, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
                            BURLINGTON, WISCONSIN
                    Y-T-D ending March 31, 1997 and 1996
               Increase (decrease) in Cash and Cash Equivalents
                            (Amounts in Thousands)

                                                                 1997      1996
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                            $6,377   ($7,704)
Dividends paid                                                      0         0
Net increase (decrease) in Long-term Borrowings                  (150)     (339)
Net increase (decrease) in U S Treasury Note Account                0       542
Net increase (decrease) in fed funds purchased and
  securities sold under repurchase agreements                 (14,395)      142
Proceeds from stock options exercised                               3         1
NET CASH PROVIDED BY FINANCING ACTIVITIES                     ($8,165)  ($7,358)



Net increase (decrease) in cash and cash equivalents          (12,306)   (5,773)


Cash and cash equivalents at beginning of year                 29,317    22,188

Cash and cash equivalents at end of quarter                   $17,011   $16,415



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the year for:

Interest                                                       $2,827    $2,420

Income taxes (received)                                           $47       $47


                  FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                             BURLINGTON, WISCONSIN
                       CONSOLIDATED STATEMENT OF CHANGES
                     IN COMPONENTS OF STOCKHOLDERS' EQUITY
                             As of March 31, 1997
                            (Amounts in Thousands)



                             COMMON             RETAINED   AVAILABLE   TREASURY
                              STOCK   SURPLUS   EARNINGS    FOR SALE      STOCK
                                                          SECURITIES

Balances
 December 31, 1995           $1,468    $3,995   $18,570      ($148)        ($1)

Net income-YTD 1996                                 712

Cash dividend paid
$0.00 per share                                       0

Exercise of
Stock options                                                                1

Change in unrealized
loss on available
for sale securities                                           (125)

Balances
 March 31, 1996               1,468     3,995    19,282       (273)          0


Balances
 December 31, 1996           $1,476    $4,091   $20,703       ($30)         $0

Net income-YTD 1997                                 646

Cash dividend paid
$0.00 per share                                       0

Exercise of
Stock options                               3

Change in unrealized
loss on available
for sale securities                                           (262)

Balances
 March 31, 1997              $1,476    $4,094   $21,349      ($292)         $0


                     FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                BURLINGTON, WISCONSIN
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  As of March 31, 1997



Note 1. Basis of Presentation

In the opinion of Management, the accompanying unaudited consolidated financial statements reflect all adjustments which are necessary to present a fair statement of the results for the interim periods.

The accounting policies followed by the registrant are set forth in Note A to the registrant's financial statements in the 1996 First Banking Center, Inc. (the "Company") annual report which is incorporated by reference herein (see exhibit A).

Item 2

                     FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                BURLINGTON, WISCONSIN
                         MANAGEMENTS DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  As of March 31, 1997

The following is a discussion of the financial condition and results of operations of the Company for the year-to-date ended March 31, 1997.

Financial condition

Loans

As of March 31, 1997, loans outstanding were $199.6 million an increase of $5.3 million or 2.72% from December 31, 1996. During this three month period, Construction and Land Development loans decreased by $2.3 million and Commercial loans increased $3.9 million or 9.2% and 12.5% respectively. At March 31, 1997, Construction and Land Development loans were at $23 million or 11.4% of total loans, Residential Real Estate loans were at $80.7 million or 40.4% of total loans, and Commercial loans were at $34.6 million or 17.3% of total loans.

Allowance for Loan Losses

The allowance for possible loan losses was $3 million or 1.48% of gross loans on March 31, 1997, compared with $2.9 million or 1.49% of gross loans on December 31, 1996. Net charge offs for the three month period ended March 31, 1997, were -$15 thousand, or -.01% of gross loans, compared to -$20 thousand or .01% of gross loans for the same period in 1996. As of March 31, 1997, loans on non-accrual status totaled 448 thousand or .22% of gross loans compared to $217 thousand or .13% of gross loans on March 31, 1996, and $260 thousand or .13% of gross loans on December 31, 1996. The non-accrual loans consisted primarily of real estate loans of which $204 thousand or 46% were single family dwellings. On March 31, 1997, the ratio of non-accrual loans to the allowance for loan losses was 15.1% compared to 9% on December 31, 1996.

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

During this three month period ended March 31, 1997, $83 thousand was charged to current earnings and added to the allowance for loan losses.

Investment securities - Available for Sale

The securities available-for-sale portfolio increased $2.3 million from December 31, 1996, to March 31, 1997.

Deposits and Borrowed Funds

As of March 31, 1997, total deposits were $241 million, which is an in-crease of $6.4 million or 2.7% from December 31, 1996. Interest Bearing Demand Deposits decreased $3.4 million or 12%. Demand deposits decreased $2.5 million or 6.8% since December 31, 1996. Time deposits decreased $7.4 million or 7.6% since December 31, 1996. Securities sold under agreements to repurchase decreased $14.3 million or 46.5% and Federal Home Loan
Borrowings decreased $150 thousand or 1.6% since December 31, 1996.


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

Securities Sold Under Agreements to Repurchase (Repos) declined by $14.4 million. This decline was funded by a decrease in Cash and by a shift in funds from Repos to Deposits. Total Loans increased $5.2 million and Investment Securities increased by $2.2 million. These increases were funded by the $6.4 million increase in Deposit balances.

Management is unaware of any recommendations by regulatory authorities, known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity.


Results of Operations Overview

For the three month period ended March 31, 1997 the Company reported earnings of $646 thousand a decrease of $66 thousand or 9.3% over the same period in 1996.

Net Interest Income

Net interest income for the three months ended March 31, 1997, was $2.7 million compared to $2.5 million for the same period in 1996. The increase in net interest income is the result of a $476 thousand increase in interest income and only a $273 thousand increase in interest expense. The increase in interest income is a result of a 15.1% increase in average loan balances. The increase in interest expense is due to increased rates paid and increased average balances of 18.8%.


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

During the first three months of 1997, provisions charged against 1996 income were $83,000 which was a decrease of 16.2% as compared to the same period in 1996.

Non-interest income and expense

Non-interest income for the first three months of 1997 increased $142 thousand or 39.4% from the same period in 1996. This increase is due primarily to increased income from service charges on deposit, which increased $65 thousand or 35.9%.

Non-interest expense for the first three months of 1997 as compared to the same period during 1996 increased $521 thousand or 29.9%. Occupancy expense increased $9 thousand or 5.1%, and equipment expense increased
$62 thousand or 36.5%. Employee expense showed the second largest increase of $639 thousand or 25.5%. These increases are a result of an increase in personnel and new locations.


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

Item  VI.      Exhibits and Reports on Form 8-K

               none


EXHIBIT A:

           FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                      BURLINGTON, WISCONSIN
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  December 31, 1996, 1996, 1994



Note A:  Summary of Significant Accounting Policies

  Consolidation:
The consolidated financial statements of First Banking Center, Inc. include the accounts of its wholly owned subsidiaries, First Banking Center - Burlington and First Banking Center - Albany. First Banking Center - Burlington includes the accounts of its wholly owned subsidiary, First Banking Center Burlington Investment Corporation. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

  Nature of banking activities:
The consolidated income of First Banking Center, Inc. is principally from income of the two bank subsidiaries. The subsidiary Banks grant agribusiness, commercial, residential and consumer loans, accepts deposits and provides trust services to customers primarily in southeastern and south central Wisconsin. The subsidiary Banks are subject to competition from other financial institutions and nonfinancial institutions providing financial products. Additionally the Company and the subsidiary Banks are subject to the regulations of certain regulatory agencies and undergo periodic examination by those regulatory agencies.

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

The subsidiary Banks maintain amounts due from banks which, at times, may exceed federally insured limits. The subsidiary Banks have not experienced any losses in such accounts.

  Held to maturity securities:
Securities classified as held to maturity are those debt securities the subsidiary Banks have both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives. The sale of a security within three months of its maturity date or after collection of at least 85 percent of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.


  Available for sale securities:
Securities classified as available for sale are those debt securities that the subsidiary Banks intend to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the subsidiary Banks' assets and liabilities, liquidity needs, regulatory capital consideration, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

  Trading securities:
Trading securities, which are generally held for the short term, usually under 90 days, in anticipation of market gains, are carried at fair value. Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities.

  Loans:
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal, reduced by the allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payment of interest or principal when they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Cash collections on impaired loans are credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance is current. Accrual of interest is generally resumed when the customer is current on all principal and interest payments and has been paying on a timely basis for a period of time.

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

  Other real estate owned:
Other real estate owned, acquired through partial or total satisfaction of loans is carried at the lower of cost or fair value less cost to sell. At the date of acquisition losses are charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.

  Income taxes:
The Company files a consolidated federal income tax return and individual subsidiary state income tax returns. Accordingly, amounts equal to tax benefits of those companies having taxable federal losses or credits are reimbursed by the other companies that incur federal tax liabilities.

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to the reserve for loan losses, nonaccrual loan income, deferred compensation and pension, fixed assets and unrealized gains and losses on available for sale securities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

  Fair value of financial instruments:
Financial Accounting Standards Board Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

      Carrying amounts approximate fair values for the following instruments:

        Cash and cash equivalents
        Federal funds sold
        Short-term borrowing
        Accrued interest receivable
        Accrued interest payable
        Variable rate loans that reprice frequently where no
         significant change in credit risk has occurred
        Demand deposits
        Variable rate money market accounts
        Variable rate certificate of deposit
        Trading account securities
        Available for sale securities

      Quoted market prices:

      Where available, or if not available, based on quoted market prices of comparable instruments for the following instrument:

        Held to maturity securities

      Discounted cash flows:

      Using interest rates currently being offered on instruments with similar terms and with similar credit quality:

        All loans except variable rate loans described above
        Fixed rate certificates of deposit
        Notes payable and other borrowing

      Quoted fees currently being charged for similar instruments:

      Taking into account the remaining terms of the agreements and the counterparties' credit standing:

        Off-balance-sheet instruments:
          Guarantees
          Letters of credit
          Lending commitments

Since the majority of the Company's off-balance-sheet instruments consists of nonfee-producing, variable rate commitments, the Company had determined it does not have a distinguishable fair value.


                     FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                BURLINGTON, WISCONSIN

                                       SIGNATURES




     Pursuant to the requirement of the Securities Exchange Act of 1943, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.














                           First Banking Center, Inc.





May 14, 1997              ROMAN BORKOVEC
Date                      Roman Borkovec, President & Chief
                          Executive Officer





May 14, 1997              JAMES SCHUSTER
Date                      James Schuster, Chief Accounting Officer