Form 10-Q
period 1997-09-30
FIRST BANKING CENTER INC
filed 1997-11-14
CIK 356858

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                     FORM 10-Q


[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

Yes   [ X ]   No  [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $1.00 par value, 1,477,215 shares outstanding.

PART I. FINANCIAL INFORMATION

FIRST BANKING CENTER, INC. AND SUBSIDIARIES
   BURLINGTON, WISCONSIN
CONSOLIDATED BALANCE SHEET
    September 30, 1997
            vs
     December 31, 1996
  (Amounts in Thousands)

ASSETS                                                        9/30/97  12/31/96
Cash and due from banks                                       $12,111   $21,412
Federal funds sold                                                  0     7,905
  Total Cash and Cash Equivalents                              12,111    29,317

Interest bearing deposits in banks                              1,110     4,869
Investment securities - Held to Maturity
Investment securities - Available for Sale                     65,406    65,362
Loans                                                         215,011   194,387
Less:
  Allowance for loan losses                                    (3,109)   (2,897)
  Total Net Loans                                             211,902   191,490
Property and Equipment                                          7,587     6,595
Other Assets                                                    7,251     7,087
TOTAL ASSETS                                                 $305,367  $304,720

LIABILITIES
Deposits
  Non-interest bearing demand                                 $38,970   $37,109
  Interest bearing transaction                                 20,064    25,216
  Money market demand                                          45,189    42,355
  Savings                                                      33,141    33,091
  Time                                                        109,548    97,088
Total Deposits                                                246,912   234,859
Fed Funds Purchased and Securities sold
  under agreements to repurchase                               17,355    30,925
U S Treasury note account                                         536       540
Long-term borrowings                                            9,339     9,489
Accrued interest and other liabilities                          3,028     2,667
TOTAL LIABILITIES                                            $277,170  $278,480

STOCKHOLDERS' EQUITY
Common Stock, $1.00 par value 3,000,000
  shares authorized 1,477,215 shares issued                    $1,477    $1,476
Surplus                                                         4,108     4,091
Retained Earnings                                              22,407    20,703
Net unrealized loss on available
  for sale securities                                             205       (30)
  Subtotal                                                     28,197    26,240
Treasury Stock                                                      0         0

TOTAL STOCKHOLDERS' EQUITY                                    $28,197   $26,240

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $305,367  $304,720

                 FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                            BURLINGTON, WISCONSIN
                       CONSOLIDATED STATEMENT OF INCOME
                      as of September 30, 1997 and 1996
                           (Amounts in Thousands)

                                            Quarter-to-Date      Year-to-Date

                                          9/30/97   9/30/96   9/30/97   9/30/96
INTEREST INCOME
Interest and fees on loans                  $4,743    $4,025   $13,652   $12,083
Interest on deposits in banks                   19        36       109       125
Interest on federal funds sold
  and repurchase agreements                     92        39       227       180
Interest on securities:
  U.S. Government and other                    656       686     2,067     2,089
  Tax Exempt Securities                        281       182       825       506
TOTAL INTEREST INCOME                        5,791     4,968    16,880    14,983

INTEREST EXPENSE
Interest on deposits                         2,431     1,967     7,088     5,986
Int on fed funds purch. and securities
  sold under agreements to repurchase          256       283       759       834
Int on U S Treasury Note Account                 5         5        16        15
Int on long-term borrowings                    147       115       451       370
TOTAL INTEREST EXPENSE                       2,839     2,370     8,314     7,205

Net interest Income                          2,952     2,598     8,566     7,778
Provision for loan losses                       58        49       223       247
NET INT. INC. AFTER PROVISION
  FOR LOAN LOSSES                            2,894     2,549     8,343     7,531

OTHER OPERATING INCOME
Trust department income                         62        81       254       243
Service charges on deposits                    311       219       836       603
Invest. security gains/(losses)                  2         0         2         0
Other income                                   192       182       472       374
TOTAL OTHER OPERATING INCOME                   567       482     1,564     1,220

OTHER OPERATING EXPENSE
Employee expense                             1,272     1,039     3,871     3,148
Occupancy expense                              150       179       481       498
Equipment expense                              251       237       722       594
Computer services                              114       103       341       295
Other expense                                  553       410     1,635     1,127
TOTAL OTHER OPERATING EXPENSE                2,340     1,968     7,050     5,662

Income before income taxes                   1,121     1,063     2,857     3,089
Income taxes                                   325       315       784       992

NET INCOME                                    $796      $748    $2,073    $2,097

Earnings per share                           $0.54     $0.51     $1.40     $1.43

Average shares outstanding                   1,477     1,473     1,477     1,470

                 FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            BURLINGTON, WISCONSIN
                  Y-T-D ending September 30, 1997 and 1996
              Increase (decrease) in Cash and Cash Equivalents
                           (Amounts in Thousands)

                                                                 1997      1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $2,073    $2,097
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation                                                      648       493
Provision for loan losses                                         223       247
Provision for deferred taxes                                        0         0
Amortization and accretion of bond
  premiums and discounts - net                                     58       108
Amortization of excess cost over equity in
  underlying net assets of subsidiary                              78         2
Investment securities (gains) losses                               (2)        0
(Increase) decrease in assets:
  Interest receivable                                            (601)      102
  Other assets                                                    240      (528)
Increase (decrease) in liabilities:
  Taxes payable                                                   227      (217)
  Interest payable                                                (10)       37
  Other liabilities                                               143        33
TOTAL ADJUSTMENTS                                               1,004       277
NET CASH PROVIDED FROM OPERATING ACTIVITIES                    $3,077    $2,374



CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits           $3,759    $2,230
Proceeds from sales of available for sale securities            4,322         0
Proceeds from maturities of available for sale securities      43,925    24,938
Purchase of available for sale securities                     (47,993)  (25,424)
Proceeds from maturity of held to maturity securities               0     5,156
Purchase of held to maturity securities                             0    (6,131)
Net (increase) decrease in loans                              (20,635)   (6,759)
Proceeds from sale of office equipment                             52         0
Purchase of office buildings and equipment                     (1,691)   (1,276)
NET CASH USED IN INVESTING ACTIVITIES                        ($18,261)  ($7,266)

                 FIRST BANKING CENTER, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
                            BURLINGTON, WISCONSIN
                  Y-T-D ending September 30, 1997 and 1996
              Increase (decrease) in Cash and Cash Equivalents
                           (Amounts in Thousands)

                                                                 1997      1996
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                           $12,053   ($7,753)
Dividends paid                                                   (369)     (339)
Net increase (decrease) in Long-term Borrowings                  (150)   (1,449)
Net increase (decrease) in U S Treasury Note Account               (4)      449
Net increase (decrease) in fed funds purchased and
  securities sold under repurchase agreements                 (13,570)    2,569
Proceeds from stock options exercised                              18        62
NET CASH PROVIDED BY FINANCING ACTIVITIES                     ($2,022)  ($6,461)



Net increase (decrease) in cash and cash equivalents          (17,206)  (11,353)


Cash and cash equivalents at beginning of year                 29,317    22,188

Cash and cash equivalents at end of quarter                   $12,111   $10,835



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the year for:

Interest                                                       $8,345    $7,168

Income taxes (received)                                          $558    $1,210


                 FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                            BURLINGTON, WISCONSIN
                      CONSOLIDATED STATEMENT OF CHANGES
                    IN COMPONENTS OF STOCKHOLDERS' EQUITY
                          As of September 30, 1997
                           (Amounts in Thousands)


                               COMMON              RETAINED AVAILABLE  TREASURY
                               STOCK      SURPLUS  EARNINGS  FOR SALE   STOCK
                                                             SECURITIES

Balances
 December 31, 1995             $1,468      $3,995   $18,570    ($148)      ($1)

Net income-YTD 1996                                   2,097

Cash dividend paid
$0.23 per share                                        (339)

Exercise of
Stock options                       5          56                            1

Change in unrealized
loss on available
for sale securities                                             (188)

Balances
 September 30, 1996              1,473       4,051   20,328     (336)        0


Balances
 December 31, 1996              $1,476      $4,091  $20,703     ($30)       $0

Net income-YTD 1997                                   2,073

Cash dividend paid
$0.25 per share                                        (369)

Exercise of
Stock options                        1          17

Change in unrealized
loss on available
for sale securities                                              235

Balances
 September 30, 1997             $1,477      $4,108  $22,407     $205        $0


                     FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                BURLINGTON, WISCONSIN
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               As of September 30, 1997



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

Item 2

                     FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                BURLINGTON, WISCONSIN
                         MANAGEMENTS DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               As of September 30, 1997

The following is a discussion of the financial condition and results of operations of the Company for the year-to-date ended September 30, 1997.

Financial condition

Loans

As of September 30, 1997, loans outstanding were $215 million an increase of $20.6 million or 10.6% from December 31, 1996. During this nine month period, Real Estate loans increased by $20 million or 13.7%. The increase in real estate loans is represented by an increase of $8.3 million in Commercial Real Estate or 20.4%; a $2.5 million or 21.9% increase in Home Equity loans; and $2.5 million or 3.79% increase in 1-4 Family Residential loans. Farmland loans also increased by $7.5 million, which is represented by a reclassification of loans from 1-4 Family Residential loans and growth respectively. At September 30, 1997, Construction and Land Development loans were at $23.4 million or 10.9% of total loans, Residential Real Estate loans were at $67.7 million or 31.5% of total loans, and Commercial loans were at $31 million or 14.4% of total loans.

Allowance for Loan Losses

The allowance for possible loan losses was $3.1 million or 1.45% of gross loans on September 30, 1997, compared with $2.9 million or 1.49% of gross loans on December 31, 1996. Net charge-offs for the nine month period ended September 30, 1997, were -$11 thousand, or -.01% of gross loans, compared to $17 thousand or .01% of gross loans for the same period in 1996. As of September 30, 1997, loans on non-accrual status totaled 2.3 million or 1.05% of gross loans, compared to $217 thousand or .12% of gross loans on September 30, 1996, and $260 thousand or .13% of gross loans on December 31, 1996.
The non-accrual loans consisted primarily of commercial and industrial loans. On September 30, 1997, the ratio of non-accrual loans to the allowance for loan losses was 72.8% compared to 9% on December 31, 1996.

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

During this nine month period ended September 30, 1997, $223 thousand was charged to current earnings and added to the allowance for loan losses.

Investment securities - Available for Sale

The securities available-for-sale portfolio showed a slight increase of $41 thousand from December 31, 1996, to September 30, 1997.

Deposits and Borrowed Funds

As of September 30, 1997, total deposits were $246.9 million, which is an in-crease of $12.1 million or 5.13% from December 31, 1996. Interest Bearing Transaction Accounts decreased $5.2 million or 20.4%. Demand deposits decreased 1.8 million or 5.0% since December 31, 1996. Time deposits increased $12.4 million or 12.7% since December 31, 1996. Securities sold under agreements to repurchase decreased $13.6 million or 43.9%.


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

Securities Sold Under Agreements to Repurchase (Repos) declined by $13.6 million. This decline was funded by a decrease in Cash and by a shift in funds from Repos to Deposits. Total Loans increased
$20 million. This increase was funded by the $12.1 million increase in Deposit balances and a $7.9 million decrease in Federal Funds Sold.

Management is unaware of any recommendations by regulatory authorities, known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity.


Results of Operations Overview

For the nine month period ended September 30, 1997 the Company reported earnings of $2.1 million a decrease of $24 thousand or 1.14% over the same period in 1996.

Net Interest Income

Net interest income for the nine months ended September 30, 1997, was $8.6 million compared to $7.8 million for the same period in 1996. The increase in net interest income is the result of a $1.9 million increase in interest income and only a $1.1 million increase in interest expense. The increase in interest income is a result of a 18.0% increase in average loan balances. The increase in interest expense is due to increased rates paid and increased average balances of 20.8%.


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

During the first nine months of 1997, provisions charged against 1996 income were $223 thousand which was a decrease of 9.7% as compared to the same period in 1996.

Non-interest income and expense

Non-interest income for the first nine months of 1997 increased $344 thousand or 28.2% from the same period in 1996. This increase is due primarily to increased income from service charges on deposit, which increased $233 thousand or 38.6%.
Non-interest expense for the first nine months of 1997 as compared to the same period during 1996 increased $1.4 million or 24.5%. Occupancy expense decreased $17 thousand or 3.4%, and equipment expense increased
$128 thousand or 21.5%. Employee expense showed the largest increase of $723 thousand or 23%. These increases are a result of an increase in personnel and new locations.


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

Item  VI.      Exhibits and Reports on Form 8-K

               none


EXHIBIT A:

           FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                      BURLINGTON, WISCONSIN
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  December 31, 1996, 1995, 1994



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

  Cash and cash equivalents:
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and investments with an original maturity of nine months or less. Generally, federal funds are sold for one-day periods.

The subsidiary Banks maintain amounts due from banks which, at times, may exceed federally insured limits. The subsidiary Banks have not experienced any losses in such accounts.

  Held to maturity securities:
Securities classified as held to maturity are those debt securities the subsidiary Banks have both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives. The sale of a security within nine months of its maturity date or after collection of at least 85 percent of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.


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














                           First Banking Center, Inc.





November 7, 1997           _______________________________________
Date                      Roman Borkovec, President & Chief
                          Executive Officer





November 7, 1997           _______________________________________
Date                      James Schuster, Chief Accounting Officer