Form 10-K
period 1997-12-31
FIRST BANKING CENTER INC
filed 1998-04-06
CIK 356858

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

SUPERVISION AND REGULATION

     The Company is a bank holding company subject to the supervision of the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended. As a bank holding company, the Company is required to file an annual report and such additional information with the Board of Gover-nors as the Board of Governors may require pursuant to the Act. The Board of Governors may also make examinations of the Company and its subsidiaries.

     The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Board of Governors before it may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank if, after such acquisitions, it would own or control, directly or indirect-ly, more than 5% of the voting shares of such bank. Under existing federal and state laws, the Board of Governors may approve the acquisition by the Company of the voting shares of, or substantially all the assets of, any bank located in states specified in the Wisconsin Interstate Banking Bill which became effective January 1, 1987.

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

     Subsidiary banks of a bank holding company are subject to certain re-strictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Further, under the Bank Holding Company Act and regulations of the Board of Governors, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

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

     The following information shows: the company's average assets, liabilities and stockholder's equity; the interest earned and average yield on interest earning assets; the interest paid and average rate on interest-bearing liabilities; and the maturity schedules for investment and specific loans; for the years ended December 31, 1997, 1996, and 1995. Also, where applicable, information is presented for December 31, 1994 and 1993.


             Section I

             Schedule A

     FIRST BANKING CENTER, INC.

DISTRIBUTION OF ASSETS, LIABILITIES
      AND STOCKHOLDERS' EQUITY

       Average Balance Sheet

          (000's Omitted)

                                             1997         1996         1995
Cash and due from banks              $       10,645        9,972        8,648
Fed funds sold and securities
purchased
     under agreement to resell                5,262        4,101        5,191
Interest bearing deposits in other            2,544        3,102        3,180
banks

Investment securities:
     U.S. Treasury agency and other          43,333       46,589       48,073
     States and political                    23,595       14,691        8,829
subdivisions
     Unrealized Gain/(Loss) on                 (15)        (378)        (672)
Securities

Loans:
     Real estate mortgages                   73,505       64,848       68,019
     Consumer - net                          17,074       12,757       12,183
     Commercial and other                   116,940       98,709       82,742
          Total                             207,519      176,314      162,944
     Less allowance for loan losses         (3,035)      (2,568)      (2,200)

          Net loans                         204,484      173,746      160,744

Goodwill                                      1,450          261           14
Other assets                                 13,181       11,078        9,695

          Total assets               $      304,479      263,162      243,702

Interest bearing deposits:
     NOW accounts                    $       22,609       20,392       18,705
     Savings deposits                        33,527       27,531       26,163
     Money Market deposit accounts           45,554       36,610       34,849
     Time deposits                          107,672       91,000       85,454
          Total interest bearing            209,362      175,533      165,171
deposits

Demand deposits                              35,262       29,550       26,563

          Total deposits                    244,624      205,083      191,734
Short-term borrowings                           547          490          766
Securities sold under agreements
    to repurchase                            18,912       21,427       17,112
Other liabilities                             3,096        2,861        2,443
Long-Term Borrowings                          9,981        8,398        9,186

          Total liabilities                 277,160      238,259      221,241

Equity capital                               27,319       24,903       22,461

          Total liabilities and      $      304,479      263,162      243,702
capital



SECTION I

Schedule B

FIRST BANKING
CENTER, INC.

INTEREST RATES
AND INTEREST
DIFFERENTIAL

Three Year
Summary of
Interest Rates
and Interest
Differential

(000's Omitted)

                      1997               1996                  1995
                   AVERAGE RELATED  YIELD  AVERAGE RELATED  YIELD  AVERAGE RELATED  YIELD
                   BALANCE INTEREST RATE   BALANCE INTEREST RATE   BALANCE INTEREST RATE

Earning assets:
  Time Deposits
    in banks      $  2,544     145  5.70%    3,102     173  5.58%    3,180     183  5.75%
  Investments
   (taxable)(a)     43,278   2,769  6.40%   46,589   2,887  6.20%   48,073   2,941  6.12%
  Investments
   (nontax.)(a)(b)  23,635   1,728  7.31%   14,691   1,100  7.49%    8,829     749  8.48%
  Funds sold         5,262     286  5.44%    4,101     248  6.05%    5,191     308  5.93%
  Loans (b)(c)(d)  207,519  18,704  9.01%  176,314  16,317  9.25%  162,944  15,092  9.26%
  Total earning
    assets       $ 282,238  23,632  8.37%  244,497  20,725  8.48%  228,217  19,273  8.45%

Interest
  bearing
  liabilities:
  NOW accounts   $  22,609     584  2.58%   20,392     561  2.75%   18,705     519  2.77%
  Savings
   deposits         33,527     928  2.77%   27,531     766  2.78%   26,163     771  2.95%
  Money Market
   deposit
   accounts         45,681   1,955  4.28%   36,610   1,515  4.14%   34,849   1,389  3.99%
  Time deposits    107,673   6,094  5.66%   91,000   5,245  5.76%   85,454   4,808  5.63%
  Short-term
   borrowings          548      29  5.29%      490      20  4.08%      766      48  6.27%
  Sec'ts. sold
   under
   agreements to
   repurchase       18,912     990  5.23%   21,427   1,143  5.33%   17,112     927  5.42%
  Long-term
   borrowings        9,981     637  6.38%    8,398     514  6.12%    9,186     504  5.49%
  Total int.
   bearing
   liabilities   $ 238,931  11,217  4.69%  205,848   9,764  4.74%  192,235   8,966  4.66%

Interest spread              12,415 3.68%           10,961  3.74%           10,307  3.79%

Interest margin              12,415 4.40%           10,961  4.48%           10,307  4.52%


(a) Portions of investments both taxable and nontaxable have been presented on state taxable equivalent basis assuming a 7.9% tax rate.

(b) The interest and average yield for nontaxable instruments are presented on a federal taxable equivalent basis assuming a 34% tax rate.

(c) Loans placed on nonaccrual status have been included in average balances used to determine average rates.

(d)  Loan interest income includes net loan fees.

             SECTION I

            Schedule C

    FIRST BANKING CENTER, INC.

Two Year Summary of Rate and Volume
             Variances

          (000's Omitted)

                                       $ AMOUNT     VOLUME    RATE (a)
                                       OF CHANGE   VARIANCE   VARIANCE
Increase (decrease) for 1997:
   Time deposits in banks           $      (28)      (31)         3
   Investment (taxable)  (b)              (118)     (205)        87
   Investments (nontaxable) (b) (c)        628       670        (42)
   Funds sold                               38        70        (32)
   Loans (c) (d)                         2,387     3,171       (784)

        Total interest income            2,907     3,675       (768)

   NOW accounts                             23        61        (38)
   Savings deposits                        162       167         (5)
   Money Market deposit accounts           440       376         64
   Other time deposits                     849       960       (111)
   Short-term borrowings                     9         2          7
   Sec. sold under Agreement to           (153)     (134)       (19)
Repurchase
   Long-term Borrowings                    123        97         26
        Total interest expense           1,453     1,529        (76)

Net change for 1996:                $    1,454     2,146       (692)

Increase (decrease) for 1996:
   Time deposits in banks           $      (10)       (4)        (6)
   Investment (taxable)  (b)               (54)      (91)        37
   Investments (nontaxable)  (b)           351       497       (146)
(c)
   Funds sold                              (60)      (65)         5
   Loans (c) (d)                         1,225     1,204         21

        Total interest income            1,452     1,541        (89)

   NOW accounts                             42        47         (5)
   Savings deposits                         (5)       40        (45)
   Money Market deposit accounts           126        75         51
   Other time deposits                     437       312        125
   Short-term borrowings                   (28)      (17)       (11)
   Sec. sold under Agreement to            216       234        (18)
Repurchase
   Long-term Borrowings                     10       (43)        53
        Total interest expense             798       648        150

Net change for 1996:                $      654       893       (239)

(a) The application of the rate/volume has been allocated in full to the rate variance.
(b) Portions of investments both taxable and nontaxable have been presented on a state taxable equivalent basis assuming a 7.9% tax rate.
(c) The interest and average yild fro nontaxable instruments are presented on a federal tax equivalent basis assuming a 34% tax rate.
(d) Loans placed on nonaccrual status have been included in average balances used to determine average rates.



    SECTION II

    Schedule A

    FIRST BANKING CENTER, INC.

    Book Value of Investment
    Portfolio (a)

    (000's Omitted)

                                       1997      1996    1995

    Available for Sale:
      U.S. Treasury and other U.S.
      Gov't. Agencies and           $  43,212   42,437  25,762
    Corporations
      Obligations of states and        27,389   19,394       0
        political subdivisions
      Other                             4,000    3,531   4,330
    Held to Maturity:
      U.S. Treasury and other U.S.
        Gov't. Agencies and
        Corporations                        0        0  17,284
      Obligations of states and
        political subdivisions              0        0  11,377
      Other                                 0        0   1,244
              Total                 $  74,601   65,362  59,997


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



   SECTION II
   Schedule B
   FIRST BANKING CENTER, INC.
   Maturity Schedule of
   Investments by Book Value
   (000's Omitted)

   December 31, 1997

                                               AFTER    AFTER
                                              1 YEAR    5YEARS
                                     1 YEAR   THROUGH  THROUGH    AFTER
                                     OR LESS  5 YEARS  10 YEARS  10 YEARS  TOTAL
   Available for Sale Securities
   U.S. Treasury and U.S.          $  19,623  22,345     1,086      158    43,212
     Gov't agencies and
     corporations (a)
       Weighted average yield          5.67%   6.47%     6.81%    8.15%     6.12%
   States of the U.S. and              3,003   7,057    17,256       73    27,389
     Political Subdivisions (b)
       Weighted average yield          6.73%   6.80%     7.27%    8.32%     7.09%
   Other Securities (a)                4,000       0         0        0     4,000
       Weighted average yield          5.93%   0.00%     0.00%    0.00%     5.93%
   TOTAL AVAILABLE FOR SALE        $  26,626  29,402    18,342      231    74,601
       Weighted Ave. Yield of          5.83%   6.55%     7.24%    8.01%     6.47%
   Total


(a) Portions of investments both taxable and nontaxable have been presented on a state taxable equivalent basis assuming a 7.9% tax rate.
(b) The interest and average yield for nontaxable securities are presented on a federal taxable equivalent basis assuming a 34% tax rate.



SECTION III

Schedule A

FIRST BANKING CENTER, INC.

Loan Summarization

(000's Omitted)


                          December 31,

                            1997        1996         1995         1994         1993
Commercial              $  32,886      30,808       27,659       27,713      24,908
Agricultural                6,857       6,167        5,810        6,163       7,593
  production
Real Estate:
   Construction            24,353      25,164       20,652       14,437      13,213
   Commercial              52,540      40,935       37,005       33,027      23,663
   Agriculture              8,177         705          733        1,014       1,646
   Residential             86,015      79,129       67,729       66,004      56,548
Municipal                   4,972       4,254        3,806        2,341       2,815
Consumer                    8,308       7,225        6,961        7,074       7,201
     TOTAL             $  224,108     194,387      170,355      157,773     137,587



    SECTION III

     Schedule B

   FIRST BANKING
    CENTER, INC.

LOAN MATURITIES AND
   SENSITIVITY TO
CHANGES IN INTEREST
        RATE

  (000's Omitted)

                                 LOAN MATURITIES           AMOUNT OVER ONE YEAR WITH

                                                                        FLOATING
                          1 YEAR  AFTER 1  AFTER                        OR ADJ.
                            OR    THROUGH  FIVE          PREDETERMINED  INTEREST
                           LESS   5 YEARS  YEARS  TOTAL      RATES       RATES    TOTAL
                    >
December 31, l997
  Comm'l and
    agricultural        $28,305   10,314   1,124  39,743      7,883        3,556  11,439
  Real estate - constr.  18,573    5,734      46  24,353      2,828        2,952   5,780
          TOTAL         $46,878   16,048   1,170  64,096     10,711        6,508  17,219

December 31, l996
  Comm'l and
    agricultural        $28,395   8,234      346  36,975      6,730        1,850   8,580
  Real estate - constr.  22,404   2,760        0  25,164      1,961          799   2,760

          TOTAL         $50,799  10,994      346  62,139      8,691        2,649  11,340

                                   Section III

                                   Schedule C

                           First Banking Center, Inc.

                              Non-Performing Loans

                                 (000's omitted)



                         1997      1996      1995      1994     1993



Nonaccrual Loans         $824      $260    $1,501      $778    $1,754

Past Due 90 days + (1)      2        17         2      ----      ----

Restructured Loans (2)   ----      ----      ----      ----      ----


Notes:


(1) Loans are generally placed in nonaccrual status when contractually past due 90 days or more.
(2)  There were no restructured loans for each of the presented years.

(3) Interest which would have been recorded had the loans been on an accrual basis, would have amounted to $14,000 in 1997, $6,000 in 1996, $25,000 in
     1995, $12,000 in 1994, and $95,000 in 1993. Interest income on these loans, which is recorded only when received, amounted to $21,000 in 1997, $6,000 in 1996, $7,000 in 1995, $4,000 in 1994, and $2,000 in 1993.

(4) Each of the loans which are contractually past due 90 days or more as to principal or interest payments are reviewed by management and reported to the Loan Committee of the Board of Directors of each Bank. These loans are then placed on a nonaccrual basis.

(5) As of December 31, 1997, management, to the best of its knowledge, is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where there are serious doubts as to the ability of the borrowers to comply with the present loan payment terms.

       SECTION IV

       Schedule A

 FIRST BANKING CENTER, INC.

    Analysis of The
   Allowance for Loan
         Losses

    (000's Omitted)

                             1997      1996    1995    1994    1993
Beginning loan loss reserve  $ 2,897   2,336   2,095   1,886   1,714

Charge-offs:
  Commercial                      14       0      22       4     167
  Agricultural production          0       0       0       1       5
  Real Estate:
     Construction                  0       0       0       0     114
     Commercial                    0       0       0       0     190
     Agriculture                   2       0       0       0       0
     Other Mortgages               3       1     214     198      29
  Installment - consumer          43      33      55     102      99

Recoveries:
  Commercial                       0      12      19      68       6
  Agricultural production          0       0       0       3      10
  Real Estate:
     Construction                  0       0       0     113       2
     Commercial                   30       0       0       0       0
     Agriculture                   0       0       0       0      17
     Other Mortgages              20       5       2      13       2
  Installment - consumer          17      31      41      47      29

Net Charge-                       (5)    (14)    229      61     538
offs/(Recoveries)

Additions charged to
  operations (1)                 230     247     470     270     710
Additions related to
   branch acquisitions             0     300         0         0          0

Balance at end of period     $ 3,132   2,897     2,336     2,095     1,886

Ratio of net charge-
  offs/recoveries during
  the period to ave.
  loans outstanding
  during the period          -0.002%   -0.01%    0.14%     0.04%      0.42%

Note: (1) For each year ending December 31, the determination of the additions to loan loss reserve charged to operating expenses was based on an evaluation of the loan portfolio, current domestic economic conditions, past loan losses and other factors.

                                   SECTION IV

                                   Schedule B

                           FIRST BANKING CENTER, INC.

     The allowance for loan losses is based on an evaluation of risk in the loan portfolio, current domestic economic conditions, past loan losses and other factors. The majority of risk in the loan portfolio lies in commercial loans, which include commercial real estate, agricultural production, and construction loans. The Company has allocated $1.1 million or 37% of the allowance to these loans. These loans comprise about 58% of the loan portfolio. Residential mortgages carry a small element of risk and comprise about 38% of the loan portfolio. One hundred nineteen thousand dollars of the allowance or about 3.8% has been allocated to residential mortgages. Consumer loans comprise about 4% of the loan portfolio and $61 thousand or about 1.9% of the allowance is allocated to consumer loans. The company has allocated $34 thousand dollars of the allowance to unfunded loan commitments which total approximately $34 million dollars. The balance of the allowance or $1.8 million is unallocated.

   SECTION V

   Schedule A

   FIRST BANKING CENTER, INC.

   Three Year Summary of Average Deposits

   (000's Omitted)

                                             RATE            RATE            RATE
                                      1997   PAID     1996   PAID     1995   PAID
   Deposit in domestic bank offices:
   Non-interest bearing demand        35,262          29,550          26,563
   Interest-bearing demand            22,609  2.58%   36,610  4.14%   34,849  3.99%
   Savings deposits                   33,527  2.77%   27,531  2.78%   26,163  2.95%
   Time deposits                     107,672  5.66%   91,000  5.76%   85,454  5.63%

   Total Deposits                    244,624  3.91%  205,083  3.94%  191,734  3.90%



SECTION V

Schedule B

FIRST BANKING CENTER, INC.

Maturity Schedule for Time Deposits
   of $100,000 or More

(000's Omitted)

For Year Ending December 31, 1997:



                                        OVER       OVER
                                      3 MONTHS   6 MONTHS
                           3 MONTHS    THRU 6     THRU 12     OVER 12
                           OR LESS     MONTHS     MONTHS      MONTHS
Certificates of Deposit    $ 7,066      1,868       8,796     1,580

Other Time Deposits            146          0         371       134


          TOTAL            $ 7,212      1,868       9,167     1,714





SECTION VI

FIRST BANKING CENTER, INC.

Three Year Summary of Return on
Equity and Assets


                                         1997     1996     1995
Return on average assets                0.95%    1.07%    1.15%

Return on average equity               10.56%   11.29%   12.48%

Dividend payout ratios on common       25.77%   24.21%   20.94%
stock

Average equity to average assets        8.97%    9.46%    9.22%





SECTION VII

FIRST BANKING CENTER, INC.

Short-term Borrowings

(000's Omitted)


Securities Sold Under Agreements
To Repurchase (1)
                                         1997     1996     1995
End of Year:
Balance                               $30,286  $30,925  $20,225
Weighted Ave. Rate                      5.14%    5.42%    5.48%

For the Year:
Maximum Amount Outstanding            $30,286  $34,175  $20,225
Average Amount Outstanding            $18,917  $21,427  $17,112
Weighted Ave. Rate                      5.23%    5.31%    5.39%


(1) Securities sold under repurchase agreements are borrowed on a short-term basis by the subsidiary banks at prevailing rates for these funds. The approximate average maturity was 1.6 months, 3.2 months, and 3.6 months for the years 1997, 1996 and 1995, respectively.

                               ITEM 2: PROPERTIES

      The Company owns no properties; it currently occupies space in the buildings that house the Lake Geneva and Kenosha branches. Since January 1, 1995 the company has been making rent payments to First Banking Center - Burlington for the space that it occupies and the equipment it uses.

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


                                     PART II


  ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market price of common stock and related matters are presented on page 3 of the Annual Report to Shareholders for the year ended December 31, 1997 and are incorporated herein by reference.
      There were 753 holders of record of the Company's $1.00 par value common stock on March 1, 1998.


                         ITEM 6: SELECTED FINANCIAL DATA

      Selected financial data is presented on page 28 of the Annual Report to Shareholders for the year ended December 31, 1997 and is incorporated herein by reference.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations is presented on pages 29-33 of the Annual Report to Shareholders for the year ended December 31, 1997 and is incorporated herein by reference.


               ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

      The following consolidated financial statements of the Registrant and its subsidiaries included in the Annual Report to Shareholders for the year ended December 31, 1997 are incorporated herein by reference:

     Report of Independent Certified Public Accountants
     Consolidated Balance Sheets
          December 31, 1997 and 1996
     Consolidated Statements of Income
          Years ended December 31, 1997, 1996, and 1995
      Consolidated Statements of Changes in Components of Stockholder's Equity Years ended December 31, 1997, 1996 and 1995
     Consolidated Statements of Cash Flows
          Years ended December 31, 19967 1996, and 1995
     Notes to Consolidated Financial Statements


    ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURES


      The Company had no disagreement with the accountants regarding any information presented.


                                    PART III


          ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on Tuesday, April 21, 1998, is incorporated herein by reference.


                        ITEM 11:  EXECUTIVE COMPENSATION

     The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on Tuesday, April 21, 1998, is incorporated herein by reference.

    ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on Tuesday, April 21, 1998, is incorporated herein by reference.



             ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)   Transactions with management and other

         None

(b)   Certain business relationships

         None

(c)   Indebtedness of management

     This information is presented on page 14, Note F of the Annual Report to Shareholders, and is incorporated herein by reference.

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

   (13) 1997 Annual Report to Shareholders (contained herein).

   (22) Notice of Annual Meeting and Proxy Statement.

(b)     Reports on Form 8-K

          None

(c) Financial Statements and Financial Statement Schedules required to be filed as part of this report are included in the Annual Report To Shareholders,
     Note X, Pages 25-27.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



FIRST BANKING CENTER, INC.
     Registrant



Date MARCH 27, 1998                     By: BRANTLEY CHAPPELL
                                            Brantley Chappell
                                             Chief Executive Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*




BRANTLEY CHAPPELL                            JAMES SCHUSTER
Brantley Chappell,                           James Schuster,
Chief Executive Officer, Director            Chief Accounting Officer



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

*Each of the above signatures is affixed as of March 27, 1998.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

(a)  Annual Report to Shareholders

(b)  All proxy material in connection with the 1997 Annual
     Shareholders Meeting. Above items will be furnished to shareholders subsequent to this filing.


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended December 31, 1997

                              OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
EXCHANGE ACT OF 1934

                         Commission File Number 0-11132


                           FIRST BANKING CENTER, INC.
             (Exact name of registrant as specified in its charter)

            Wisconsin                             39-1391327
      (State or other jurisdiction of          (I.R.S. Employer ID No.)
       incorporation or organization)

                     400 Milwaukee Ave. Burlington, WI 53105
             (Address of principal executive offices)(Zip Code)

       (414)763-3581 (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1.00 par value


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

       As of January 30, 1998 1,484,818 shares of common stock, par value $1.00 were outstanding and the aggregate market value of the shares (based upon the average bid and ask price), all of which is held by nonbank affiliates, was approximately $43,802,131.

       Documents incorporated by references: The Notice of 1997 Annual Meeting and Proxy Statement of April 21, 1998 is incorporated by reference into Parts II and III of the Form 10-K. The Annual Report to Stockholders for the year ended December 31, 1997.


                        	FIRST BANKING CENTER, INC.

                           	400 Milwaukee Avenue
                       	Burlington, Wisconsin  53105
                              	(414) 763-3581

                 	NOTICE OF ANNUAL MEETING OF STOCKHOLDERS

                              	APRIL 21, 1998

To the Stockholders of First Banking Center, Inc.

Notice is hereby given that the Annual Meeting of Stockholders of First Banking Center, Inc., Burlington, Wisconsin, pursuant to action of the Board of Directors, will be held at the Banking House, 400 Milwaukee Avenue, Burlington, Wisconsin, on the 21st day of April, 1998, at 1:30 P.M. for the purpose of considering and voting upon the following matters:

	1.)	Election of 9 directors as described in the Proxy Statement dated
     March 3, 1998.

	2.)	Such other business as may properly come before the meeting or any adjournments thereof.

Only stockholders of record at the close of business on March 3, 1998 will be entitled to notice of and to vote at the Annual Meeting of April 21, 1998, or any adjournment(s) thereof.

               	John S. Smith
                Secretary-Treasurer

Burlington, Wisconsin
March 3, 1998

YOU ARE REQUESTED TO PLEASE FILL IN, SIGN, DATE AND RETURN THE PROXY SUBMITTED HEREWITH IN THE ENCLOSED ENVELOPE. THE GIVING OF SUCH PROXY WILL NOT AFFECT YOUR RIGHT TO REVOKE SUCH PROXY OR TO VOTE IN PERSON SHOULD YOU LATER DECIDE TO ATTEND THE MEETING.



                         FIRST BANKING CENTER, INC.
                           Burlington, Wisconsin
                          PROXY FOR ANNUAL MEETING

This Proxy is Solicited by the Board of Directors of First Banking Center, Inc.
                   For The Annual Meeting of Stockholders
                               April 21, 1998

     	The undersigned hereby constitutes and appoints Patricia Bigelow and Alvin Noble, and each of them, with full power to act alone and with power of substitution, to be the true and lawful attorney and proxy of the undersigned to vote at the Annual Meeting of Shareholders of First Banking Center, Inc. to be held at the Banking House, 400 Milwaukee Avenue, Burlington, Wisconsin on April 21, 1998 at 1:30 P.M., or at any adjournment(s) thereof, the shares of stock which the undersigned would be entitled to vote at that meeting and at any adjournment(s) thereof, as indicated below. The undersigned hereby revokes any proxy heretofore given and ratifies all that said attorneys and proxies or their substitutes may do by virtue hereof.

	1.)	ELECTION OF DIRECTORS
		   The nine persons listed below have been nominated for election as directors as discussed in the Proxy Statement dated March 3, 1998 attached hereto:

    	David Boilini 	   Roman Borkovec 	  Brantly Chappell  John Ernster
	    Richard McKinney	 Patrick Sebranek 	John S. Smith 	   Charles Wellington
 	   Melvin Wendt

	( )	ELECT AS DIRECTORS THE NINE NOMINEES LISTED ABOVE

	( )	WITHHOLD AUTHORITY TO VOTE FOR THE NINE NOMINEES LISTED ABOVE

	( )	WITHHOLD AUTHORITY TO VOTE FOR INDIVIDUAL NOMINEES (TO WITHHOLD
     AUTHORITY TO VOTE FOR ANY INDIVIDUAL NOMINEE, CHECK THIS BOX AND
     DRAW A LINE THROUGH THAT NOMINEE'S NAME ABOVE)


THE BOARD OF DIRECTORS RECOMMENDS A VOTE FOR THE ELECTION OF THE NINE PERSONS LISTED ABOVE.

    	If any additional matters are properly presented, the persons named in the proxy will have the discretion to vote in accordance with their own judgment in such matters. THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS
AND MAY BE REVOKED PRIOR TO ITS EXERCISE BY WRITTEN NOTICE TO THE SECRETARY OF
THE CORPORATION OR BY SUBMITTING A LATER-DATED PROXY, OR BY ATTENDING THE ANNUAL MEETING. THIS PROXY WILL BE VOTED IN ACCORDANCE WITH INSTRUCTIONS GIVEN BY THE STOCKHOLDER, BUT IF NO INSTRUCTIONS ARE GIVEN, THIS PROXY WILL BE VOTED TO ELECT THE PERSONS LISTED ABOVE.

    	The undersigned hereby acknowledges receipt of the Notice of Annual Meeting dated March 3, 1998, and the Proxy Statement dated March 3, 1998 and enclosed herewith.

	Dated _______________________, 1998

                                   ____________________________________________

                                   ____________________________________________

                                   ____________________________________________
                                   Signature of Stockholder(s)

                                      Number of Shares ________________________

                                     	(Please sign your name exactly as it
                                      appears on the Proxy.  In signing as
                                      Executor, Administrator, Personal
                                      Representative, Guardian, Trustee, or
                                      Attorney, please add your title as such.
                                      All joint owners should sign.)

                                 SCHEDULE 14A
                                (Rule 14a-101)

                  INFORMATION REQUIRED IN PROXY STATEMENT

                          SCHEDULE 14A INFORMATION
               Proxy Statement Pursuant to Section 14(a) of
           the Securities Exchange Act of 1934 (Amendment No. )

Filed by the Registrant [ X ]

Filed by a Party other than the Registrant [   ]

Check the appropriate box:

     [   ]     Preliminary Proxy Statement

     [   ]	    Confidential, for Use of the Commission Only (as permitted by
               Rule 14a-6(e)(2))

     [   ]     Definitive Proxy Statement

     [ X ]     Definitive Additional Materials

     [   ]     Soliciting Material Pursuant to Rule 14a-11(c) or Rule 14a-12


                          FIRST BANKING CENTER, INC.
               (Name of Registrant as Specified in Its Charter)

   (Name of Person(s) Filing Proxy Statement, if other than the Registrant)

Payment of Filing Fee (Check the appropriate box):

     [ X ]     No fee required.

     [   ]     Fee computed on table below per Exchange Act Rules 14a-6(i)(4)
               and 0-11.

               (1) Title of each class of Securities to which transaction applies:

               ___________________________________________________________

               (2)  Aggregate number of securities to which transaction applies:

               ___________________________________________________________

               (3) Per unit price or other underlying value of transaction computed pursuant to Exchange Act Rule 0-11 (Set forth the amount on which the filing fee is calculated and state how it was determined):

               ___________________________________________________________

               (4)  Proposed maximum aggregate value of transaction:

               ___________________________________________________________

               (5)  Total Fee Paid:

               ___________________________________________________________

     [   ]     Fee paid previously with preliminary materials.

     [   ]     Check box if any part of the fee is offset as provided by
               Exchange Act Rule 0-11(a)(2) and identify the filing for which the offsetting fee was paid previously. Identify the previous filing by registration statement number, or the Form or Schedule and the date of its filing.

               1)   Amount Previously Paid:

               __________________________________________________________

               2)   Form, Schedule or Registration Statement No.:

               __________________________________________________________

               3)   Filing Party:

               __________________________________________________________

               4)   Date Filed:

               __________________________________________________________

                       FIRST BANKING CENTER, INC.
                            AND SUBSIDIARIES
                          BURLINGTON, WISCONSIN

   CONSOLIDATED FINANCIAL STATEMENTS AND INDEPENDENT AUDITOR'S REPORT

              YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                            TABLE OF CONTENTS



FINANCIAL STATEMENTS:


Financial Highlights                                             3

Trading Market for Company's Stock                               3

Consolidated balance sheets
December 31, 1997 and 1996                                       4

Consolidated statements of income
Years ended December 31, 1997, 1996 and 1995                     5

Consolidated statement of comprehensive income
Years ended December 31, 1997, 1996 and 1995                     6

Consolidated statements of changes in components of
stockholders' equity
Years ended December 31, 1997, 1996 and 1995                 6 - 7

Consolidated statements of cash flows
Years ended December 31, 1997, 1996 and 1995                 7 - 8

Notes to consolidated financial statements                  9 - 27

Summary of Operations                                           28

Independent Auditor's Report                               28 - 29

Management's Discussion and Analysis                       29 - 33

                       FIRST BANKING CENTER, INC.

                          FINANCIAL HIGHLIGHTS

FOR THE YEAR               1997           1996

Net Income                   $2,884,000     $2,811,000
Cash Dividends                  741,000        678,000

Net Income per share
  Basic                            1.95           1.91
  Diluted                          1.94           1.90

Return on Average Equity         10.56%         11.29%
Return on Average Assets          0.95%          1.07%

AVERAGES

Assets                     $304,479,000   $263,162,000
Total earning assets        280,952,000    242,029,000
Loans                       204,484,000    173,746,000
Deposits                    244,624,000    205,083,000
Stockholders' equity         27,319,000     24,903,000

AT YEAR END

Total Assets               $327,833,000   $304,720,000
Stockholders' equity         28,920,000     26,240,000
Book value per share              19.47          17.78

                       FIRST BANKING CENTER, INC.

                 TRADING MARKET FOR THE COMPANY'S STOCK

The Company's stock is not actively traded. Robert W. Baird & Co. Incorporated and A.G. Edwards & Sons, Inc., however, do make a market in the stock. The range and sales prices, based upon information given to the Company by Robert W. Baird & Co. Incorporated, A. G. Edwards & Sons, Inc. and by parties to sales, are listed below for each quarterly period during the last two years.

                                   Stock Prices

                                 Low        High

1997 by quarter     1st          $25.50     $26.50
                    2nd           26.75      27.75
                    3rd           26.75      27.75
                    4th           27.50      28.50

1996 by quarter     1st           22.00      23.00
                    2nd           22.00      23.00
                    3rd           24.00      25.50
                    4th           25.00      26.25

Semi-annual dividends paid the last two fiscal years.

                                               1997      1996
Dividends paid
 June                                          .25       .23
 December                                      .25       .23

FIRST BANKING CENTER, INC. AND
SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996


ASSETS                                          1997           1996

Cash and due from banks (Note C)           $  16,286,000  $ 21,412,000
Federal funds sold                                           7,905,000
Cash and cash equivalents                     16,286,000    29,317,000
Interest-bearing deposits in banks               820,000     4,869,000
Available for sale securities -
   stated at fair value (Note D)              74,601,000    65,362,000
Loans, less allowance for loan
   losses of $3,132,000 and
 $2,897,000 in 1997 and 1996
 respectively (Notes F, G and S)             220,976,000   191,490,000
Office buildings and equipment,
   net (Note H)                                7,650,000     6,595,000
Accrued interest receivable and
   other assets (Notes I, J, O and Q)          7,500,000     7,087,000

Total assets                               $ 327,833,000 $ 304,720,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits: (Note K)
Demand                                     $  40,090,000 $  37,109,000
Savings and NOW accounts                     106,493,000   100,662,000
Time                                         106,316,000    97,088,000
Total deposits                               252,899,000   234,859,000
Securities sold under repurchase
   agreements (Note L)                        30,286,000    30,925,000
U.S. Treasury note account                       540,000       540,000
Long-term borrowings (Note M)                 11,957,000     9,489,000
Accrued interest payable and other
   liabilities (Notes O and Q)                 3,231,000     2,667,000
Total liabilities                            298,913,000   278,480,000

Commitments and contingencies (Note R)

Stockholders' equity: (Notes N and U)
Common stock, $1.00 par value,
   3,000,000 shares authorized;
1,484,718 and 1,476,198 shares
issued and outstanding as of
December 31, 1997 and 1996
respectively                                  1,485,000     1,476,000
Surplus                                       4,221,000     4,091,000
Retained earnings (Note T)                   22,846,000    20,703,000
                                             28,552,000    26,270,000
Accumulated other comprehensive income -
unrealized gain (loss) on securities, net       368,000       (30,000)
Total stockholders' equity                   28,920,000    26,240,000

Total liabilities and
  stockholders' equity                    $ 327,833,000 $ 304,720,000

See Notes to Consolidated Financial Statements.

FIRST BANKING CENTER, INC. AND
SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 1997, 1996
and 1995

                                          1997         1996            1995
Interest income:
Interest and fees on loans (Note F)    $ 18,658,000   $ 16,234,000   $  15,017,000
Interest on securities:
Taxable                                   2,666,000      2,781,000       2,822,000
Tax-exempt                                1,107,000        712,000         480,000
Interest on federal funds sold              285,000        248,000         308,000
Interest on deposits in banks               145,000        173,000         183,000
Total interest income                    22,861,000     20,148,000      18,810,000
Interest expense:
Interest on deposits (Note K)             9,543,000      8,087,000       7,487,000
Interest on federal funds purchased
and securities
sold under repurchase agreements            997,000      1,143,000         940,000
Interest on U.S. Treasury note account       22,000         20,000          35,000
Interest on long-term borrowings
     (Note M)                               636,000        514,000         504,000
Total interest expense                   11,198,000      9,764,000       8,966,000
Net interest income before provision
     for loan losses                     11,663,000     10,384,000       9,844,000
Provision for loan losses (Note G)          230,000        247,000         470,000
Net interest income after
     provision for loan losses           11,433,000     10,137,000       9,374,000
Other operating income:
Trust Department income                     341,000        355,000         345,000
Service charges on deposit accounts         911,000        733,000         632,000
Investment securities gains (losses)
     (Note D)                                 2,000        (13,000)        (11,000)
Other income                                902,000        687,000         541,000
Total other operating income              2,156,000      1,762,000       1,507,000
Other operating expenses:
Salaries and employee benefits (Note P)   5,294,000      4,290,000       3,501,000
Occupancy expenses                          642,000        605,000         547,000
Equipment expenses                        1,085,000        876,000         659,000
Computer services                           431,000        418,000         328,000
FDIC assessment                              27,000          4,000         214,000
Other expenses (Note Q)                   2,111,000      1,577,000       1,421,000
Total other operating expenses            9,590,000      7,770,000       6,670,000
Income before income taxes                3,999,000      4,129,000       4,211,000
Income taxes (Note O)                     1,115,000      1,318,000       1,407,000

Net income                              $ 2,884,000    $ 2,811,000    $  2,804,000

Earnings per share:
Basic                                   $      1.95    $      1.91    $       1.92

Diluted                                 $      1.94    $      1.90    $       1.91

Weighted average shares outstanding       1,477,257      1,471,230       1,463,578

See Notes to Consolidated Financial Statements.

FIRST BANKING CENTER, INC. AND
SUBSIDIARIES


CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
Years ended December 31, 1997, 1996
and 1995


                                            1997       1996        1995
Net income                             $ 2,884,000 $ 2,811,000  $ 2,804,000

Other comprehensive income:
Unrealized gains (losses) arising
during period                              399,000     109,000      772,000
Less reclassified adjustment for
(gains)losses included in net income        (1,000)      9,000        7,000
Total other comprehensive income           398,000     118,000      779,000

Comprehensive income                   $ 3,282,000 $ 2,929,000  $ 3,583,000

See Notes to Consolidated Financial Statements.

Consolidated Statments of Changes in Components of
Stockholders' Equity
Years ended December 31, 1997, 1996 and 1995

                                                                                   Accumulated
                                                                                      other
                                                                                  comprehensive
                                                                                      income
                                                                                    Unrealized
                                                                                        gain
                               Common       Surplus      Retained      Treasury      (loss) on
                               Stock                     earnings      stock       securities, net
Balances, December 31, 1994    $ 1,468,000  $ 3,986,000  $ 16,353,000  $ (54,000)  $  (927,000)
Net income - 1995                             2,804,000
Cash dividends paid -
  $.40 per share                               (587,000)
Exercise of stock options                         9,000                   53,000
Change in unrealized gain on
available for sale
securities, net                                                                        779,000


Balances, December 31, 1995      1,468,000    3,995,000    18,570,000      (1,000)    (148,000)
Net income - 1996                             2,811,000
Cash dividends paid -
  $.46 per share                               (678,000)

Exercise of stock options                                       1,000
Issuance of 7,734 new
shares of stock for the
exercise of stock options            8,000       96,000
Change in unrealized gain on
available for sale
securities, net                                                                        118,000

Balances, December 31, 1996      1,476,000    4,091,000    20,703,000                  (30,000)
Net income - 1997                             2,884,000
Cash dividends paid -
  $.50 per share                               (741,000)
Exercise of stock options
Issuance of 8,520 new shares
of stock for the exercise of
stock options                       9,000       130,000
Change in unrealized gain on
available for sale
sercurites, net                                                                        398,000

Balances, December 31, 1997   $ 1,485,000   $ 4,221,000  $ 22,846,000  $            $  368,000

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 1997, 1996 and 1995


                                               1997          1996           1995
Cash flows from operating activities:
Net income                                 $  2,884,000   $  2,811,000   $  2,804,000
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                    904,000        751,000        565,000
Provision for loan losses                       230,000        247,000        470,000
Loss on disposal of office
  building and equipment                          5,000
Provision for deferred taxes                   (137,000)      (189,000)      (189,000)
Amortization and accretion of bond
premiums and discounts - net                     76,000        134,000        121,000
Amortization of excess cost over
equity in underlying net assets
of subsidiary                                   104,000         20,000          2,000
Investment securities (gains) losses             (2,000)        13,000         11,000
(Increase) decrease in assets:
Interest receivable                            (455,000)       219,000       (468,000)
Other assets                                   (128,000       (684,000)       238,000
Increase (decrease) in liabilities:
Taxes payable                                   331,000       (140,000)      (235,000)
Interest payable                                 15,000        209,000        350,000
Other liabilities                               218,000         (6,000)       598,000
Total adjustments                             1,161,000        574,000      1,463,000
Net cash provided by operating activities     4,045,000      3,385,000      4,267,000

Cash flows from investing activities:
Net (increase) decrease in interest-
  bearing deposits in banks                   4,049,000       (566,000)    (2,404,000)
Proceeds from sales of available for
  sale securities                             4,322,000      3,750,000      1,000,000
Proceeds from maturities of available
  for sale securities                        50,990,000     27,386,000     15,909,000
Purchase of available for sale securities   (64,022,000)   (34,738,000)   (24,288,000)
Purchase of held to maturity securities                      6,190,000      7,370,000
Proceeds from maturities of held to
  maturity securities                                       (7,936,000)    (7,200,000)
Proceeds from sale of student loans                            779,000
Net increase in loans                       (29,717,000)   (24,497,000)   (12,811,000)
Purchase of office buildings and             (1,990,000)    (2,297,000)      (929,000)
Proceeds from disposal of office
building and equipment                           26,000         21,000
Deposit premium paid in purchase of
  branches                                                  (1,509,000)
Net cash used in investing activities       (36,342,000)   (33,417,000)   (23,353,000)



FIRST BANKING CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(concluded)
Years ended December 31, 1997, 1996 and 1995

                                             1997         1996          1995
Cash flows from financing activities:
Net increase in deposits                $  18,040,000  $ 26,029,000  $ 21,720,000
Dividends paid                               (741,000)     (678,000)     (587,000)
Proceeds from long-term borrowings          2,618,000     3,605,000     5,609,000
Payments on long-term borrowings             (150,000)   (3,049,000)   (3,481,000)
Net increase (decrease) in U.S.                             449,000      (606,000)
Net increase in securities sold under
  repurchase agreements                      (640,000)   10,700,000     6,470,000
Proceeds from stock options exercised         139,000       105,000        62,000
Net cash provided by financing
  activities                               19,266,000    37,161,000    29,187,000
Increase in cash and cash equivalents     (13,031,000)    7,129,000    10,101,000

Cash and cash equivalents at beginning
  of year                                  29,317,000   22,188,000     12,087,000

Cash and cash equivalents at end of
   year                                 $  16,286,000 $ 29,317,000   $ 22,188,000

Supplemental disclosures of cash flow
information:
Cash paid during the year for:
Interest                                $  11,184,000 $  9,555,000   $  8,616,000

Income taxes                            $     917,000 $  1,458,000   $  1,642,000

Supplemental schedule of non-cash
  investing and financing activities:
Securities held for investment
  reclassified to available for sale
    securities                          $             $ 31,587,000   $

Net change in unrealized gain (loss)
  on available for sale securities      $     398,000 $    118,000   $    779,000

Acquisitions:
Excess of cost over equity in
underlying net assets acquired
  net assets acquired                   $             $  1,509,000   $
Assets acquired:
Cash and cash equivalents                                2,644,000
Loans                                                   14,043,000
Office building and equipment, net                         247,000
Other assets                                                 1,000

Total assets                            $             $ 18,444,000   $

Liabilities assumed:
Deposits                                $             $ 18,431,000   $
Other liabilities                                           13,000

Total liabilities                       $             $ 18,444,000   $


See Notes to Consolidated Financial Statements.

Note A.  Summary of Significant Accounting Policies

1.  Consolidation:
The consolidated financial statements of First Banking Center, Inc. include the accounts of its wholly owned subsidiaries, First Banking Center - Burlington and First Banking Center - Albany. First Banking Center - Burlington includes the accounts of its wholly owned subsidiary, First Banking Center Burlington Investment Corporation. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

3.  Basis of financial statement presentation:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

4.  Cash and cash equivalents:
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and investments with an original maturity of three months or less. Generally, federal funds are sold for one-day periods.

The subsidiary Banks maintain amounts due from banks which, at times, may exceed federally insured limits. The subsidiary Banks have not experienced any losses in such accounts.

5.  Available for sale securities:
Securities classified as available for sale are those debt securities that the subsidiary Banks intend to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the subsidiary Banks' assets and liabilities, liquidity needs, regulatory capital consideration, and other similar factors. Securities classified as available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

6.  Loans:
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal, reduced by the allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payment of interest or principal when they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Cash collections on impaired loans are credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance is current. Accrual of interest is generally resumed when the customer is current on all principal and interest payments and has been paying on a timely basis for a period of time.

7.  Allowance for loan loses:
The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the banks to make additions to the allowance for loan losses based on their judgments of collectibility based on information available to them at the time of their examination.

8.  Office buildings and equipment:
Depreciable assets are stated at cost less accumulated depreciation. Provisions for depreciation are computed on straight-line and accelerated methods over the estimated useful lives of the assets, which range from 15 to 50 years for buildings and 3 to 15 years for equipment.

9.  Profit-sharing plan:
The Company has established a trusteed contributory 401(k) profit-sharing plan for qualified employees. The Company's policy is to fund contributions as accrued.

10.  Other real estate owned:
Other real estate owned, acquired through partial or total satisfaction of loans is carried at the lower of cost or fair value less cost to sell. At the date of acquisition losses are charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.

11.  Income taxes:
The Company files a consolidated federal income tax return and individual subsidiary state income tax returns. Accordingly, amounts equal to tax benefits of those companies having taxable federal losses or credits are reimbursed by the other companies that incur federal tax liabilities.

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

12.  Off-balance-sheet financial instruments:
In the ordinary course of business the subsidiary Banks have entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

13.  Trust assets and fees:
Property held for customers in fiduciary or agency capacities is not included in the accompanying balance sheet, since such items are not assets of the Company. In accordance with established industry practice, income from trust fees is reported on the cash basis. Reporting of trust fees on an accrual basis would have no material effect on reported income.

14.  Earnings per share:
Earnings per share are computed based upon the weighted average number of common shares outstanding during each year. In the computation of diluted earnings per share, all dilutive stock options are assumed to be exercised at the beginning of each year and the proceeds are used to purchase shares of the Company's common stock at the average market price during the year.

15.  Fair value of financial instruments:
Financial Accounting Standards Board Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

      Carrying amounts approximate fair values for the following instruments:

         Cash and cash equivalents
          Federal funds sold
          Interest-bearing deposits in banks
          Short-term borrowing
          Accrued interest receivable
          Accrued interest payable
          Variable rate loans that reprice frequently where no
                    significant change in credit risk has occurred
          Demand deposits
          Variable rate money market accounts
          Variable rate certificate of deposit
          Available for sale securities

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

Note B.  Accounting Change
In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income", which requires all entities to report comprehensive income in the financial statements. This Statement is effective for fiscal years beginning after December 15, 1997 with early adoption permitted. The Company has elected to early adopt FASB No. 130. As provided by this Statement, 1996 and 1995 comparative financial statements have been restated for the change in accounting principle. Adoption of this Statement has no effect on total stockholders' equity.

Note C.  Cash and Due from Banks
The Company's bank subsidiaries are required to maintain vault cash and reserve balances with Federal Reserve Banks based upon a percentage of deposits. These requirements approximated $1,549,000 and $1,250,000 at December 31, 1997 and 1996 respectively.

Note D.  Available for Sale Securities
Amortized costs and fair values of available for sale securities as of December 31, 1997 and 1996 are summarized as follows:

                                        December 31, 1997

                                                  Gross        Gross
                                   Amortized   	unrealized	 unrealized	     Fair
                                     cost    	  gains        losses        Value



U.S. Treasury securities        $  6,154,0000   $   56,000  $    3,000  $   6,207,000
Obligations of other U.S.
  government agencies
  and corporations                 17,088,000       21,000       5,000     17,104,000
Obligation of states and           26,921,000      468,000                 27,389,000
  political subdivisions
Commercial paper                    1,400,000                               1,400,000
Mortgage-backed securities         18,453,000      112,000      64,000     18,501,000
Mutual funds                        2,333,000                   17,000      2,316,000
Federal Reserve Stock                 450,000                                 450,000
Federal Home Loan Bank Stock        1,234,000                               1,234,000

                                $  74,033,000   $  657,000  $   89,000  $  74,601,000


                                      December 31, 1996
                                   Amortized        Gross       Gross       Fair
					       cost	       unrealized	 unrealized	    Value
                                       		    gains	   losses

U.S. Treasury securities        $   6,657,000   $   30,000  $   15,000  $   6,672,000
Obligations of other U.S.
  government agencies and
  corporations                     13,890,000       11,000      27,000     13,874,000
Obligation of states and
political subdivisons		            19,383,000       94,000      83,000     19,394,000
Other                                 140,000        1,000                    141,000
                                   40,070,000      136,000     125,000     40,081,000

Mortgage-backed securities         21,920,000      140,000     169,000     21,891,000
Mutual funds                        1,724,000                   18,000      1,706,000
Federal Reserve Stock                 450,000                                 450,000
Federal Home Loan Bank Stock        1,234,000                               1,234,000


                                $  65,398,000   $  276,000  $  312,000  $  65,362,000

The amortized cost and fair value of available for sale securities as of December 31, 1997, by contractual maturity, are shown on the following page. Expected maturities will differ from contractual maturities in mortgage-backed securities, equity securities, and mutual funds since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:


             Decemember 31, 1997

                                       Amortized        Fair
                                          cost          value

Due in one year or less             $   18,757,000  $  18,765,000

Due after one year through 5 years      15,858,000     16,007,000

Due after 5 years through 10 years      16,878,000     17,255,000

Due after 10 years                          70,000         73,000

                                    $   51,563,000  $  52,100,000

Following is a summary of the proceeds from sales of investment securities available for sale, as well as gross gains and losses for the years ended December 31:

                                              1997        1996         1995


Proceeds from sales of available for     $  4,322,000   $  3,750,000   $ 1,000,000
sale securities

Gross gains on sales                     $     31,000   $      6,000   $
Gross losses on sales                         (29,000)       (19,000)      (11,000)

                                         $      2,000   $    (13,000)  $   (11,000)

Related income taxes (benefit)           $      1,000   $     (5,000)  $    (4,000)

Available for sale securities with a carrying amount of $31,026,000 and $32,056,000 as of December 31, 1997 and 1996 respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note E.  Held to Maturity Securities
During 1996, management reevaluated its investment goals and objectives and determined it would be better served by classifying its entire investment portfolio as available for sale. Accordingly, the Company reclassified all of its held to maturity securities to available for sale effective December 31, 1996.

Note F.  Loans
Major classifications of loans are as follows:
                           December 31,
                              1997		     1996

Commercial               $  32,886,000     $   30,808,000
Agricultural production      6,857,000          6,167,000
Real estate:
Construction                24,353,000         25,164,000
Commercial                  52,540,000          40,935,00
Agricultural                 8,177,000            705,000
Residential                 86,015,000         79,129,000
Installment and consumer     8,308,000          7,225,000
Municipal loans              4,972,000          4,254,000
                           224,108,000        194,387,000

Allowance for loan losses   (3,132,000)        (2,897,000)

Total loans              $ 220,976,000     $  191,490,000

Impairment of loans having recorded investment at December 31, 1997 of $824,000 and $260,000 at December 31, 1996 has been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No. 118. The average recorded investment in impaired loans during 1997 and 1996 was $1,457,000 and $759,000 respectively. There was no allowance for loan losses related to these loans at December 31, 1997 and 1996. Interest income on impaired loans of $14,000, $6,000 and $7,000 was recognized for cash payments received in 1997, 1996 and 1995 respectively.

Certain directors and executive officers of the Company, and their related interests, had loans outstanding in the aggregate amounts of $1,210,000 and $1,065,000 at December 31,1997 and 1996 respectively. During 1997, $558,000 of new loans were made and repayments totaled $413,000. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risks of collectibility or present other unfavorable features.

Note G.  Allowance for Loan Losses
The allowance for loan losses reflected in the accompanying consolidated financial statements represents the allowance available to absorb loan losses. An analysis of changes in the allowance is presented in the following tabulation:

                                  December31,
                                       1997          1996         1995


Balance, beginning of year      $   2,897,000   $   2,336,000  $  2,095,000

Charge-offs                           (62,000)       (34,000)     (291,000)

Recoveries                             67,000         48,000        62,000
Addition to allowance related
  to branch aquisitions                              300,000
Provision charged to operations       230,000        247,000       470,000


Balance, end of year            $   3,132,000   $  2,897,000  $  2,336,000

Note H.  Office Buildings and Equipment
Office buildings and equipment are stated at cost less accumulated depreciation and are summarized as follows:
                                          December 31,

                                            1997          1996

Land                                  $     1,550,000 $  1,283,000
Buildings and improvements                  6,180,000    4,999,000
Furniture and equipment                     4,555,000    4,061,000
                                           12,285,000   10,343,000

Less accumulated depreciation               4,635,000    3,748,000

Total office buildings and equipment   $    7,650,000 $  6,595,000

Depreciation expense as of December 31, 1997, 1996 and 1995 was $904,000, $751,000 and $565,000 respectively.

Note I. Excess of Cost Over Equity in Underlying Net Assets of Subsidiaries The excess of cost over equity in underlying net assets of the Genoa City and Pell Lake branches of the First

Banking Center - Burlington at the date of the branch acquisition amounted to $1,479,000. The amount is being amortized over a period of fifteen years. Amortization expense amounted to $99,000 and $16,000 for the years ended December 31, 1997 and 1996 respectively. Accumulated amortization amounted to $115,000 and $16,000 at December 31, 1997 and 1996 respectively.

Note J.  Valuation of Core Deposits
The fair market value of core deposits of the First Banking Center - Albany at the date of acquisition amounted to $310,000. The valuation was determined by an independent appraisal firm. The amount, net of amortization, has been included as part of other assets and is being amortized over the average remaining life of the deposits. Amortization expense for the years ended December 31, 1997, 1996 and 1995 amounted to $3,000, $3,000 and $3,000 respectively. Accumulated amortization amounted to $304,000, $301,000 and $298,000 at December 31, 1997, 1996 and 1995 respectively.

The fair market value of core deposits of the Genoa City and Pell Lake branches of First Banking Center - Burlington at the date of the branch acquisition amounted to $30,000. The amount, net of amortization, has been included as part of other assets and is being amortized over a period of ten years. Amortization expense amounted to $3,000 and $1,000 for the years ended December 31, 1997 and 1996 respectively. Accumulated amortization amounted to $4,000 and $1,000 at December 31, 1997 and 1996 respectively.

Note K.  Deposits and Interest on Deposits
The aggregate amount of Time deposits, each with a minimum denomination of $100,000, was approximately $19,961,000 and $10,242,000 in 1997 and 1996 respectively.

At December 31, 1997, the scheduled maturities of Time deposits are as follows:

1998                               $   80,948,000
1999                                   17,629,000
2000                                    5,121,000
2001                                    2,313,000
2002                                      305,000

                                   $  106,316,000

Interest expense on deposits for the years ended December 31, 1997, 1996 and 1995 is as follows:


                                        December 31,

                                           1997         1996        1995



Interest bearing transaction accounts  $   585,000  $    561,000  $     519,000
Money market demand accounts             1,950,000     1,515,000      1,389,000
Savings deposits                           921,000       766,000        771,000
Time, $100,000 and over                    993,000       455,000        611,000
Time, under $100,000                     5,094,000     4,790,000      4,197,000

Total                                  $  ,543,000  $  8,087,000  $   7,487,000


Note L.  Securities Sold Under Repurchase Agreements
Securities sold under repurchase agreements generally mature within 1 to 120 days from the transaction date.

Information concerning securities sold under repurchase agreements is summarized as follows:

                                                 1997        1996



Average balance during the year             $   18,917,000   $  21,427,000
Average interest rate during the year             5.23%          5.31%
Maximum month-end balance during the year   $   30,286,000   $  34,175,000
Securities underlying the agreements at
  year-end:
Carrying value                              $   31,026,000   $  31,516,000
Estimated fair value                        $   31,026,000   $  31,516,000


Note M.  Long-Term Borrowings
During 1992, the Company entered into a master contract agreement with the Federal Home Loan Bank (FHLB) which provides for borrowing up to the maximum of 60% of the book value of the Bank's 1-4 family real estate loans, $39,918,000 at December 31, 1997. The indebtedness is evidenced by a master contract dated September 14, 1992. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as Federal funds and Treasury Bill rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities.

Various advances were obtained with total outstanding balances of $11,957,000 and $9,489,000 at December 31, 1997 and 1996 respectively, with applicable interest rates ranging from 5.43% to 6.83%. Interest is payable monthly with principal payment due at maturity.

The advances are secured by a security agreement pledging a portion of the subsidiary Banks' real estate mortgages with a carrying value of $19,928,000.

Future principal payments required to be made are as follows:

Years ending December 31:
1998                                   $   6,263,000
1999                                       3,045,000
2000                                         324,000
2001                                       2,325,000

                                       $  11,957,000

Note N.  Stockholders' Equity
Transfers from retained earnings to surplus in the subsidiary banks have not been reflected in the consolidated financial statements.

The Company has an Incentive Stock Option Plan which provides for the granting of options for up to 300,000 shares of common stock to key officers and employees of the Company. Options are granted at the current market value unless the stock is traded on a public market which it is then granted at the average of the high and the low for the year, provided, however, if the principal market is a national exchange, the grant price shall be the last reported sales price. Options may be exercised 33.33% per year beginning one year after the date of the grant and must be exercised within a four year period.

Activity of the Incentive Stock Option Plan is summarized in the following table:

                                 Options       Options        Option price
                                 available   outstanding        per share
Balance, December 31, 1994       290,400       34,725      $ 11.33 - 19.00
Granted                          (12,075)      12,075           22.00
Exercise of stock option                       (5,289)       11.33 - 12.67
Canceled                             300       (3,575)       11.33 - 19.00

Balance, December 31, 1995       278,625       37,936        12.67 - 22.00
Granted                          (14,800)      14,800            5.50
Exercise of stock option                       (7,761)       12.67 - 19.00
Canceled                           4,383       (4,383)       12.67 - 22.00

Balance, December 31, 1996       268,208       40,592        15.33 - 25.50
Granted                          (23,800)      23,800        27.25 - 28.50
Exercise of stock option                       (8,520)       15.33 - 25.00

Exercisable, December 31, 1997   244,408       55,872        19.00 - 28.50


The Company applies APB Opinion 25 and related interpretation in accounting for its plan. Accordingly, no compensation cost has been recognized for its incentive stock option plan. Had compensation cost for the Company's stock-based compensation plan been determined based upon the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement
123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below:


                                            1997         1996        1995
Net income - as reported               $  2,884,000  $ 2,811,000  $ 2,804,000
Pro forma                              $  2,822,000    2,778,000    2,785,000
Basic earnings per share -
  as reported                          $       1.95  $      1.91  $      1.92
Pro forma                              $       1.91  $      1.89  $      1.90

Diluted earnings per share -
 as reported                           $       1.94  $      1.90  $      1.91
Pro forma                              $       1.90  $      1.88  $      1.89



                                                                   Per
                                                                  share
                                            Income   Shares       amount
1997:
Earnings per share                      $ 2,884,000  1,477,257   $ 1.95
Effect of options                                        7,911
Earnings per share - assuming dilution  $ 2,884,000  1,485,168   $ 1.94

1996:
Earnings per share                      $ 2,811,000  1,471,230   $ 1.91
Effect of options                                        8,124
Earnings per share - assuming dilution  $ 2,811,000  1,479,354   $ 1.90


Note N.  Stockholders' Equity
(continued)
1995:
Earnings per share                      $ 2,804,000  1,463,578   $ 1.92
Effect of options                                        6,584
Earnings per share - assuming dilution  $ 2,804,000  1,470,162   $ 1.91

Note O.  Income Taxes
The provision for income taxes included in the accompanying consolidated financial statements consists of the following:


                                        December
                                           31,
                                          1997          1996         1995
Current taxes:
Federal                             $   1,022,000   $  1,251,000  $  1,326,000
State                                     230,000        256,000       270,000
                                        1,252,000      1,507,000     1,596,000

Deferred income taxes (benefit):
Federal                                  (121,000)      (163,000)     (163,000)
State                                     (16,000)       (26,000)      (26,000)
                                         (137,000)      (189,000)     (189,000)

Total provision for income taxes     $  1,115,000   $  1,318,000  $  1,407,000


The net deferred tax assets in the accompanying consolidated balance sheets include the following amounts of deferred tax assets and liabilities:

                                                    December 31,
                                                  1997         1996
Deferred tax assets:
Allowance for loan losses                    $   922,000   $   832,000
Unrealized loss on available for
  sale securities                                                5,000
Depreciation                                      12,000        14,000
Pension                                          212,000       207,000
Deferred compensation                            356,000       310,000
Other                                              9,000         3,000
Deferred tax liabilities:
Depreciation
Unrealized gain on available for
  sale securities                               (199,000)
Other                                            (25,000)      (17,000)

Balance, end of year                         $ 1,287,000   $ 1,354,000


Management believes it is more likely than not, that the gross deferred tax assets will be fully realized. Therefore, no valuation allowance has been recorded as of December 31, 1997 or 1996.

A reconciliation of statutory Federal income taxes based upon income before taxes, to the provision for federal and state income taxes, as summarized above, is as follows:

                           December 31,
                                 1997               1996                  1995
                                      % of                 % of                 % of
                                     pretax               pretax                pretax
                            Amount   income     Amount    income      Amount    income



Reconciliation of
  statutory to
  effective taxes:
  Federal income taxes
    at statutory rate        $ 1,360,000   34.0%   $ 1,404,000   34.0%   $ 1,432,000   34.0%
  Adjustments for:
    Tax-exempt interest on
    municipal obligations       (422,000) (10.5)      (256,000)  (6.2)      (188,000)  (4.5)
  Increases in taxes
    resulting from state
    income taxes                 152,000    3.8        169,000    4.1        178,000    4.2
  Other - net                     25,000    0.6          1,000               (15,000)  (0.3)
Effective income
  taxes - operations         $ 1,115,000   27.9%   $ 1,318,000   31.9%   $ 1,407,000   33.4%

Note P.  Profit-Sharing Plan
The Company has a 401(k) plan. Contributions in 1997 were $149,000, $114,000 in 1996 and $92,000 in 1995.

Note Q.  Salary Continuation Agreement
During 1994, the Company entered into a salary continuation agreement with an officer. In 1997, the Company entered into an additional agreement with another officer. The agreements provide for the payment of specified amounts upon the employee's retirement or death which is being accrued over the anticipated remaining period of employment. During 1997, one of the officers retired and payments commenced. Expenses recognized for future benefits under these agreements totaled $151,000, $217,000 and $188,000 during 1997, 1996 and 1995 respectively.

Although not part of the agreement, the Company purchased paid-up life insurance on the officer which could provide funding for the payment of benefits.
Included in other assets is $1,383,000 and $919,000 of related cash surrender value as of December 31, 1997 and 1996 respectively.

Note R.  Commitments and Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, financial guarantees and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheets.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and issuing letters of credit as they do for on-balance-sheet instruments.

A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of December 31, 1997 and 1996 is as follows:

                                                            1997        1996
Financial instruments whose contract amounts
  represent credit risk:
Commitments to extend credit                         $  27,745,000  $  29,270,000
Credit card commitment                               $   2,149,000  $  1,797,000
Standby letters of credit                            $   3,962,000  $  3,109,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. Credit card commitments are unsecured.

The Company and the subsidiary Banks do not engage in the use of interest rate swaps, futures or option contracts as of December 31, 1997.

Note S.  Concentration of Credit Risk
Practically all of the subsidiary Banks' loans, commitments, and commercial and standby letters of credit have been granted to customers in the subsidiary Banks' market area. Although the subsidiary Banks have a diversified loan portfolio, the ability of their debtors to honor their contracts is dependent on the economic conditions of the counties surrounding the subsidiary Banks. The concentration of credit by type loan are set forth in Note F.

Note T.  Retained Earnings
A source of income and funds of First Banking Center, Inc. are dividends from its subsidiary Banks. Dividends declared by the subsidiary Banks that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by Federal and State regulatory agencies. Under this formula, dividends of approximately $6,326,000 may be paid without prior regulatory approval. Maintenance of adequate capital at the subsidiary Banks effectively restricts potential dividends to an amount less than $6,326,000

Note U.  Regulatory Capital Requirements
The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy requires the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notification from the regulatory agencies categorized the Company as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and leverage ratios as set forth in the table. There are no conditions or events since these notifications that management believes have changed the institution's category.

Listed below is a comparison of the Company and subsidiary Banks' 1997 and 1996 actual with the minimum requirements for well-capitalized and adequately capitalized banks, as defined by the federal regulatory agencies' Prompt Corrective Action Rules:

                                                                       To be well
                                                                       capitalized
                                                                         under
                                                                         prompt
                                                     For Capital       corrective
                                                      adequacy           action
                                      Actual          purposes         provisions
                                  Amount  Ratio     Amount  Ratio     Amount  Ratio

As of December 31, 1997:
  Total capital (to risk-
   weighted assets):
First Banking Center, Inc.         $ 30,286,000  13.18%  $ 18,360,000   8.00%  $ 22,950,000  10.00%
First Banking Center - Burlington  $ 26,392,000  12.64%  $ 16,688,000   8.00%  $ 20,860,000  10.00%
First Banking Center - Albany      $  3,090,000  14.92%  $  1,656,000   8.00%  $  2,070,000  10.00%

  Tier I capital (to risk-
   weighted assets):
First Banking Center, Inc.         $ 27,153,000  11.82%  $  9,180,000   4.00%  $ 13,770,000   6.00%
First Banking Center - Burlington  $ 23,596,000  11.30%  $  8,344,000   4.00%  $ 12,516,000   6.00%
First Banking Center - Albany      $  2,830,000  13.67%  $    828,000   4.00%  $  1,242,000   6.00%

  Tier I capital (to average
   assets):
First Banking Center, Inc.         $ 27,153,000   8.73%  $ 12,434,000   4.00%  $ 15,543,000   5.00%
First Banking Center - Burlington  $ 23,596,000   8.32%  $ 11,333,000   4.00%  $ 14,167,000   5.00%
First Banking Center - Albany      $  2,830,000  10.37%  $  1,092,000   4.00%  $  1,365,000   5.00%


As of December 31, 1996:
  Total capital (to risk-
   weighted assets):
First Banking Center, Inc.         $ 27,241,000  13.69%  $ 15,914,000   8.00%  $ 19,892,000  10.00%
First Banking Center - Burlington  $ 23,810,000  13.15%  $ 14,483,000   8.00%  $ 18,103,000  10.00%
First Banking Center - Albany      $  2,952,000  16.73%  $  1,412,000   8.00%  $  1,765,000  10.00%

  Tier I capital (to risk-
   weighted assets):
First Banking Center, Inc.         $ 24,750,000  12.44%  $  7,957,000   4.00%  $ 11,935,000   6.00%
First Banking Center - Burlington  $ 21,543,000  11.90%  $  7,241,000   4.00%  $ 10,862,000   6.00%
First Banking Center - Albany      $  2,730,000  15.47%  $    706,000   4.00%  $  1,059,000   6.00%

  Tier I capital (to average
   assets):
First Banking Center, Inc.         $ 24,750,000   9.31%  $ 10,632,000   4.00%  $ 13,290,000   5.00%
First Banking Center - Burlington  $ 21,543,000   9.04%  $  9,537,000   4.00%  $ 11,921,000   5.00%
First Banking Center - Albany      $  2,730,000   9.97%  $  1,095,000   4.00%  $  1,369,000   5.00%

Note V.  Business Acquisition
In November 1996, First Banking Center - Burlington acquired the branch offices in Genoa City and Pell Lake, Wisconsin. This acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair value at the date of acquisition. The proforma effect on net income is immaterial.

Note W.  Fair Value of Financial Information
The estimated fair values of the Company's financial instruments are as follows:

                                December 31, 1997            Decemer 31, 1996



                            Carrying       Estimated      Carrying      Estimated
                             amount           fair         amount          fair
                                             value                         value
Financial assets:
Cash and cash
  equivalents            $  16,286,000  $  16,286,000  $  29,317,000  $  29,317,000

Interest bearing
  deposits in banks      $     820,000  $     820,000  $   4,869,000  $   4,869,000

Securities               $  74,601,000  $  74,601,000  $  65,362,000  $  65,362,000

Net loans                $ 220,976,000  $ 220,771,000  $ 191,490,000  $ 191,009,000

Accrued interest
  receivable             $   2,355,000  $   2,355,000  $   1,900,000  $   1,900,000

Financial liabilities:

Deposits                 $ 252,899,000  $ 252,882,000  $ 234,859,000  $ 234,920,000

Repurchase agreements    $  30,286,000  $  30,286,000  $  30,925,000  $  30,925,000

U.S. Treasury note
  account                $     540,000  $     540,000  $     540,000  $     540,000

Long-term borrowings     $  11,957,000  $  12,022,000  $   9,489,000  $   9,549,000

Accrued interest
  payable                $   1,100,000  $   1,100,000  $   1,086,000  $   1,086,000

The estimated fair value of fee income on letters of credit at December 31, 1997 and 1996 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 1997 and 1996.

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, fair values of the Company's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to repay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.

Note X.  First Banking Center, Inc. (Parent Company only) Financial Information


CONDENSED BALANCE SHEETS                              12/31/97       12/31/96
Assets:
Cash                                                $    371,000   $    161,000
Investment in subsidiaries                            28,186,000     25,754,000
Interest-bearing deposits in banks                       131,000        125,000
Loans                                                     90,000
Other assets                                             217,000        253,000

Total assets                                        $ 28,995,000   $ 26,293,000


Liabilities - other liabilities                     $     75,000   $     53,000

Stockholders' equity:
Common stock, $1.00 par value, 3,000,000
  shares authorized; 1,484,718 and 1,476,198
  shares issued and outstanding in 1997 and
 1996 respectively                                     1,485,000      1,476,000
Surplus                                                4,221,000      4,091,000
Retained earnings                                     22,846,000     20,703,000
                                                      28,552,000     26,270,000
Accumulated other comprehensive income -
unrealized gain (loss) on securities, net                368,000        (30,000)
Total stockholders' equity                            28,920,000     26,240,000

Total liabilities and stockholders' equity          $ 28,995,000   $ 26,293,000

Note X. First Banking Center, Inc. (Parent Company only) Financial Information (continued)

 CONDENSED STATEMENTS OF INCOME            12/31/97      12/31/96     12/31/95
Income:
Dividends from subsidiaries             $   951,000   $   750,000  $   687,000
Management fees from subsidiaries         2,156,000     1,714,000    1,293,000
Other                                         7,000         7,000        6,000
Total income                              3,114,000     2,471,000    1,986,000

Expenses:
Salaries and employee benefits            1,558,000     1,167,000      912,000
Occupancy expenses                          127,000        90,000       83,000
Equipment expense                           208,000       220,000      185,000
Computer services                            37,000        31,000       21,000
Other expenses                              385,000       278,000      190,000
Total expenses                            2,315,000     1,786,000    1,391,000
Income before income tax benefit and
  equity in undistributed net income
  of subsidiaries                           799,000       685,000      595,000

Income tax benefit                          (52,000)      (11,000)     (31,000)

Income before equity in  undistributed
  net income of subsidiaries                851,000       696,000      626,000

Equity in undistributed net income
  of subsidiaries                         2,033,000     2,115,000    2,178,000

Net income                                2,884,000     2,811,000    2,804,000

Other comprehensive income,
   net of taxes:
Unrealized gain (losses) on securities
  arising during period                     399,000       109,000      772,000
Less reclassified adjustment for
  (gain) losses included in net income       (1,000)        9,000        7,000
Total other comprehensive income            398,000       118,000      779,000

Comprehensive income                    $ 3,282,000   $ 2,929,000  $ 3,583,000

Note X. First Banking Center, Inc. (Parent Company only) Financial Information (continued)

 CONDENSED STATEMENTS OF CASH FLOWS      12/31/97      12/31/96       12/31/95
Cash flows from operating
activities:
Net income                             $ 2,884,000    $ 2,811,000    $ 2,804,000
Adjustments to reconcile net income
  to net cash provided by operating
  activities
Amortization of goodwill                     1,000          3,000          2,000
(Increase) decrease in other assets         24,000       (153,000)       (54,000)
(Increase) decrease in
       income taxes receivable               8,000         20,000        (23,000)
Increase (decrease) in
       other liabilities                    23,000        (32,000)        48,000
Equity in undistributed earnings        (2,033,00)     (2,115,000)    (2,178,000)
Total adjustments                      (1,977,000)     (2,277,000)    (2,205,000)
Net cash provided by
         operating activities             907,000         534,000        599,000

Cash flows from investing
   activities:
Net increase in interest
   bearing deposits in banks               (5,000)         (5,000)        (5,000)
Net increase in loans                     (90,000)
Net cash used in
   investing activities                   (95,000)         (5,000)        (5,000)

Cash flows from financing
activities:
Proceeds from stock options               139,000         105,000         62,000
exercised
Dividends paid                           (741,000)       (678,000)      (587,000)
Net cash used in
   financing activities                  (602,000)       (573,000)      (525,000)

Increase (decrease) in cash
   and cash equivalents                   210,000         (44,000)        69,000

Cash and cash equivalents at
   beginning of year                      161,000         205,000        136,000

Cash and cash equivalents at
  end of year                         $   371,000    $    161,000   $    205,000

Supplemental disclosures of cash
flow information:
Cash received during year for
   income taxes                       $   (60,000)   $   (31,000)   $     (9,000)

                   FIRST BANKING CENTER, INC. AND SUBSIDIARIES

                              SUMMARY OF OPERATIONS

                  COMPARATIVE FIVE-YEAR SUMMARY (000's Omitted)
                            Years Ended December 31,

                                 1997      1996      1995       1994       1993
Summary of consolidated
income:
  Interest income               $22,861     20,148     18,810     15,232     14,347
  Interest expense               11,198      9,764      8,966      6,635      6,458

Net interest income              11,663     10,384      9,844      8,597      7,889

  Provision for loan losses         230        247        470        270        710

Net interest income after
provision for loan loss          11,433     10,137      9,374      8,327      7,179
  Other income                    2,156      1,762      1,507      1,358      1,374
Sub-total                        13,589     11,899     10,881      9,685      8,553
  Other expense                   9,590      7,770      6,670      6,207      5,454
Income before income taxes        3,999      4,129      4,211      3,478      3,099
  Income taxes                    1,115      1,318      1,407      1,114        918
Net income                        2,884      2,811      2,804      2,304      2,181

Per share of common stock:
  Earnings per common shares
  outstanding:
     Basic                       $ 1.95     $ 1.91     $ 1.92     $ 1.62     $ 1.51
     Diluted                       1.94       1.90       1.91       1.61       1.50
  Dividends                        0.50       0.46       0.40       0.36       0.33
  Weighted average number of
  common shares outstanding   1,485,168  1,471,230  1,470,162  1,463,998  1,457,415

Year-end assets                $327,833   $304,720   $264,379   $231,085   $216,169

Average assets                  304,479    263,162    243,702    217,860    197,059

Year-end equity capital          28,920     26,240     23,884     20,826     19,848

Average equity capital           27,319     24,903     22,572     20,314     19,062







INDEPENDENT AUDITOR'S REPORT

Board of Directors
First Banking Center, Inc. and Subsidiaries
Burlington, Wisconsin

We have audited the accompanying consolidated balance sheets of First Banking Center, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in components of stockholders' equity, and cash flows for the years then ended December 31, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Banking Center, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

As described in Note B to the financial statements, the 1996 and 1995 financial statements have been restated to adopt FASB No. 130.



Brookfield, Wisconsin
January 14, 1998

FIRST BANKING CENTER, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF COMPANY'S FINANCIAL CONDITION AND RESULTS OF
OPERATIONS


     The following is a discussion of the financial condition, changes in financial condition, and results of operations of the Company for the year-end December 31, 1997.

Financial condition

Loans

     As of December 31, 1997, loans outstanding were $224.1 million for an increase of $29.7 million or 15% from December 31, 1996. During 1997 Residential Real Estate loans increased $6.8 million, and Commercial Real Estate loans increased $11.6 million or 9% and 28% respectively. At December 31, 1997, Construction and Land Development loans were at $24.3 million or 11% of total loans, Residential Real Estate loans were at $86.0 million or 38% of total loans, and Commercial loans were at $32.8 million or 15% of total loans, and Commercial Real Estate loans were at $52.5 million or 23% of total loans.

Allowance for Loan Losses

     The allowance for possible loan losses was $3.0 million or 1.46% of gross loans on December 31, 1997, compared with $2.9 million or 1.49% of gross loans on December 31, 1996. Net recoveries for 1997 were $5 thousand, or .002% of gross loans, compared to net recoveries of $14 thousand or .01% of gross loans for 1996. As of December 31, 1997, loans on non-accrual status totaled $824 thousand or .37% of gross loans compared to $260 thousand or .13% of gross loans on December 31, 1996. The non-accrual loans consisted primarily of $458 thousand of residential real estate loans and $264 thousand of commercial loans. On December 31, 1997, the ratio of non-accrual loans to the allowance for loan losses was 26% compared to 9% on December 31, 1996.

     The Banks evaluate the adequacy of the allowance for loan losses based on an analysis of specific problem loans, as well as on an aggregate basis. Management reviews a calculation of the allowance for loan losses on a quarterly basis and feels that the allowance for loan losses is adequate. The allowance for loan loss is maintained at a level management considers adequate to provide for potential future losses. The level of the allowance is based on management's periodic and comprehensive evaluation of the loan portfolio, including past loan loss experience; current and projected economic trends; the volume, growth and composition of the loan portfolio, and other relevant factors. Management also considers reports of examinations furnished by State and Federal banking authorities in this regard.

     During 1997 $230 thousand was charged to current earnings and added to the allowance for loan losses.

Investment securities - Held to Maturity

     The Company classified no investment securities as held to maturity during 1997.

Investments securities - Available for Sale

     The securities available-for-sale portfolio increased $9.2 million or 14% during 1997. The majority of the increase came from an additional $6.4 million of Tax Exempt securities with maturities in the 7-10 year range.

Deposits and Borrowed Funds

     As of December 31, 1997, total deposits were $252.8 million, which is an increase of $18 million or 7.7% from December 31, 1996. Time deposits increased $9.2 million or 9.4% since December 31, 1996. Securities sold under agreement to repurchase decreased $640 thousand or 2% and Federal Home Loan Borrowings increased $2.5 million or 26% since December 31, 1996.



Capital resources

     During 1997, the Company's stockholders' equity increased $2.7 million or 10%. Net income of $2.9 million and change in unrealized loss on available for sale securities of $398 thousand were the primary reasons for the increase in equity. Cash dividends paid in 1997 were $741 thousand or $.50 per share.

     In December 1990, the Federal Reserve Board's risk-based guidelines became effective. Under these guidelines capital is measured against the Company's subsidiary banks risk-weighted assets. The Company's tier 1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 11.8% at December 31, l996, well above the 4% minimum required. Total capital to risk-adjusted assets was 13.1%, also well above the 8% minimum requirement. The leverage ratio was at 8.7% compared to the 4% minimum requirement. According to FDIC capital guidelines, the company is considered to be "well capitalized."

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

     The Company's strategy with respect to asset/liability management is to maximize net interest income while limiting our exposure to a potential downward movement. Strategy is implemented by the Bank's management, which takes action based upon its analysis of the Bank's present positioning, its desired future positioning, economic forecasts, and its goals. It is the Company's desire to maintain a cumulative GAP of + or - 15% of rate sensitive assets at the 0 to 359 day time frame.

     The following table summarizes the repricing opportunities as of December 31, 1997, for each major category of interest-bearing assets and interest-bearing liabilities:


                            0-89      90-179      180-359     +360
                            Days      Days        Days        Days      Total

Investments (1)              $19        $2          $7         $45       $73

Loans                         87        33          56          48       224

Total rate sensitive         116        35          63          93       297
assets

Rate sensitive liabilities   164        24          37          33       258
(2)

GAP                         (58)        11          26          60

Cumulative GAP              (58)      (47)        (21)          39

GAP/Rate sensitive assets   -54%      -38%        -10%         13%

     (1) Includes Federal Funds Sold and Interest-Bearing Deposits in financial institutions.

     (2) Bank management treats Savings, NOW, and Money Market Demand Deposits as immediately repricable.

Liquidity

     The liquidity position of the Company is managed to ensure that sufficient funds are available to meet customers' needs for loans and deposit withdrawals. Liquidity to meet demand is provided by maintaining marketable investment securities, money market assets such as Interest Bearing Deposits in Banks, Federal Funds Sold, as well as, maintaining a full line of competitively priced deposit and short-term borrowing products. The banks are also members of the Federal Home Loan Bank system, which provides the company with an additional source of liquidity. The banks are authorized to borrow up to 60% of the book value of their 1-4 family real estate mortgages secured by a security agreement pledging the bank's 1-4 family real estate mortgages with a carrying value of $66 million. During 1997 the Company's loan to deposit ratio increased from 82 % to 87%. This increase was due to an increase in loans of $29.5 million or 15% while deposits increased $18 million or 8%. Securities sold under repurchase agreements decreased $639 thousand or 2% during 1997.

     Management is unaware of any recommendations by regulatory authorities, known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources, or operations.

Results of operations

Results of operations overview

     During 1997 the Company reported earnings of $2.9 million, an increase of $73 thousand from 1996.

Net Interest Income

     Net interest income for 1997 was $11.7 million compared to $10.4 million for 1996 an increase of $1.3 million or 12%. The increase in net interest income is due primarily to an increase in interest and fees on loans that increased from $16.2 million to $18.7 million or 15%. The increase in loan income is the result of a $31.2 million or 18% increase in average balances outstanding. Total interest income increased $2.7 million as the yield on interest earning asset decreased from 8.42% to 8.37% and average earning assets increased from $245.1 million to $282.2 million. Total interest expense increased $1.4 million. This increase is due primarily to an increase in average interest bearing deposits of $39.7 million or 17%. The cost of all interest bearing liabilities decreased from 4.74% in 1996 to 4.70% in 1997. The Company's 1997 net interest margin decreased from 4.44% to 4.40%.

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

     During 1997 $230 thousand was charged to current earnings and added to the allowance for loan losses.

Non-interest income and expense

     Non-interest income during 1997 increased $394 thousand or 22% from 1996. This increase is due primarily to increased income from service charges on deposit, which increased $178 thousand or 24% and other income, including brokerage fees, which increased $215 or 31%.

     Non-interest expense during 1997 increased from $7.8 million to $9.6 million an increase of $1.8 million or 23%. Salaries and benefits increased $1 million or 23%, equipment expense increase $209 thousand or 24%, and occupancy expense increased $37 thousand or 6%.