Form 10-Q
period 1998-03-31
FIRST BANKING CENTER INC
filed 1998-05-15
CIK 356858

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                     FORM 10-Q


[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

Yes   [ X ]   No  [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $1.00 par value, 1,484,818 shares outstanding.

PART I. FINANCIAL INFORMATION

FIRST BANKING CENTER, INC. AND SUBSIDIARIES
   BURLINGTON, WISCONSIN
CONSOLIDATED BALANCE SHEET
      March 31, 1998
            vs
     December 31, 1997
  (Amounts in Thousands)

ASSETS                                                       3/31/98   12/31/97
Cash and due from banks                                      $10,547    $16,286
Federal funds sold                                             2,888          0
  Total Cash and Cash Equivalents                             13,435     16,286

Interest bearing deposits in banks                               751        820
Investment securities - Available for Sale                    64,570     74,601
Loans                                                        234,022    224,108
Less:
  Allowance for loan losses                                   (3,227)    (3,132)
  Total Net Loans                                            230,795    220,976
Property and Equipment                                         7,871      7,650
Other Assets                                                   7,611      7,500
TOTAL ASSETS                                                $325,033   $327,833

LIABILITIES
Deposits
  Non-interest bearing demand                                $36,413    $40,090
  Interest bearing transaction                                20,417     25,628
  Money market and Savings                                    87,874     80,865
  Time                                                       107,589    106,316
Total Deposits                                               252,293    252,899
Fed Funds Purchased and Securities sold
  under agreements to repurchase                              23,546     30,286
U S Treasury note account                                        540        540
Long-term borrowings                                          15,530     11,957
Accrued interest and other liabilities                         3,420      3,231
TOTAL LIABILITIES                                           $295,329   $298,913

STOCKHOLDERS' EQUITY
Common Stock, $1.00 par value 3,000,000
  shares authorized 1,477,215 shares issued                   $1,485     $1,485
Surplus                                                        4,223      4,221
Retained Earnings                                             23,607     22,846
Net unrealized gain on available
  for sale securities                                            389        368
  Subtotal                                                    29,704     28,920
Treasury Stock                                                     0          0

TOTAL STOCKHOLDERS' EQUITY                                   $29,704    $28,920

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $325,033   $327,833

FIRST BANKING CENTER, INC. AND SUBSIDIARIES
   BURLINGTON, WISCONSIN
CONSOLIDATED STATEMENT OF INCOME
as of March 31, 1998 and 1997
  (Amounts in Thousands)

                                            Quarter-to-Date      Year-to-Date

                                          3/31/98   3/31/97   3/31/98   3/31/97
INTEREST INCOME
Interest and fees on loans                  $5,092    $4,336    $5,092    $4,336
Interest on deposits in banks                   12        71        12        71
Interest on federal funds sold
  and repurchase agreements                     41        94        41        94
Interest on securities:
  U.S. Government and other                    649       695       649       695
  Tax Exempt Securities                        311       259       311       259
TOTAL INTEREST INCOME                        6,105     5,455     6,105     5,455

INTEREST EXPENSE
Interest on deposits                         2,475     2,297     2,475     2,297
Int on fed funds purch. and securities
  sold under agreements to repurchase          321       265       321       265
Int on U S Treasury Note Account                 6         5         6         5
Int on long-term borrowings                    197       158       197       158
TOTAL INTEREST EXPENSE                       2,999     2,725     2,999     2,725

Net interest Income                          3,106     2,730     3,106     2,730
Provision for loan losses                       83        83        83        83
NET INT. INC. AFTER PROVISION
  FOR LOAN LOSSES                            3,023     2,647     3,023     2,647

OTHER OPERATING INCOME
Trust department income                         89        96        89        96
Service charges on deposits                    261       246       261       246
Invest. security gains/(losses)                  0         0         0         0
Other income                                   239       160       239       160
TOTAL OTHER OPERATING INCOME                   589       502       589       502

OTHER OPERATING EXPENSE
Employee expense                             1,385     1,211     1,385     1,211
Occupancy expense                              187       184       187       184
Equipment expense                              267       232       267       232
Computer services                              112       113       112       113
Other expense                                  606       521       606       521
TOTAL OTHER OPERATING EXPENSE                2,557     2,261     2,557     2,261

Income before income taxes                   1,055       888     1,055       888
Income taxes                                   294       242       294       242

NET INCOME                                    $761      $646      $761      $646

Earnings per share                           $0.51     $0.44     $0.51     $0.44

Average shares outstanding               1,484,786 1,476,337 1,484,786 1,476,337

FIRST BANKING CENTER, INC. AND SUBSIDIARIES
   BURLINGTON, WISCONSIN
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME as of March 31, 1998 and 1997
  (Amounts in Thousands)

                                            Quarter-to-Date      Year-to-Date

                                          3/31/98   3/31/97   3/31/98   3/31/97

Net Income                                     761       646       761      646

Other comprehensive income:
  Unrealized gains (losses) arising
    during the period                           21      (262)       21     (262)
  Less reclassified adjustment for (gains)
    losses included in net income                0         0         0        0
  TOTAL OTHER COMPREHENSIVE INCOME              21      (262)       21     (262)


COMPREHENSIVE INCOME                           782       384       782      384



FIRST BANKING CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
   BURLINGTON, WISCONSIN
Y-T-D ending March 31, 1998 and 1997
Increase (decrease) in Cash and Cash Equivalents
  (Amounts in Thousands)

                                                                  1998      1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $761     $646
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation                                                       220      201
Provision for loan losses                                           83       83
Provision for deferred taxes                                         0        0
Amortization and accretion of bond
  premiums and discounts - net                                      16       27
Amortization of excess cost over equity in
  underlying net assets of subsidiary                               26       26
Investment securities (gains) losses                                 0        0
(Increase) decrease in assets:
  Interest receivable                                              (64)    (341)
  Other assets                                                     (87)     (60)
Increase (decrease) in liabilities:
  Taxes payable                                                    235      196
  Interest payable                                                  27     (102)
  Other liabilities                                                (74)     (64)
TOTAL ADJUSTMENTS                                                  382      (34)
NET CASH PROVIDED FROM OPERATING ACTIVITIES                     $1,143     $612



CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits               $69   $3,444
Proceeds from sales of available for sale securities                 0        0
Proceeds from maturities of available for sale securities       55,886   23,112
Purchase of available for sale securities                      (45,838) (25,835)
Proceeds from maturity of held to maturity securities                0        0
Purchase of held to maturity securities                              0        0
Net (increase) decrease in loans                                (9,901)  (5,312)
Proceeds from sale of office equipment                               0        0
Purchase of office buildings and equipment                        (440)    (162)
NET CASH USED IN INVESTING ACTIVITIES                            ($224) ($4,753)

FIRST BANKING CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
   BURLINGTON, WISCONSIN
Y-T-D ending March 31, 1998 and 1997
Increase (decrease) in Cash and Cash Equivalents
  (Amounts in Thousands)

                                                                  1998      1997
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                              ($606)  $6,377
Dividends paid                                                       0        0
Net increase (decrease) in Long-term Borrowings                  3,573     (150)
Net increase (decrease) in U S Treasury Note Account                 0        0
Net increase (decrease) in fed funds purchased and
  securities sold under repurchase agreements                   (6,739) (14,395)
Proceeds from stock options exercised                                2        3
NET CASH PROVIDED BY FINANCING ACTIVITIES                      ($3,770) ($8,165)



Net increase (decrease) in cash and cash equivalents            (2,851) (12,306)


Cash and cash equivalents at beginning of year                  16,286   29,317

Cash and cash equivalents at end of quarter                    $13,435  $17,011



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the year for:

Interest                                                        $2,981   $2,827

Income taxes (received)                                            $75      $47


FIRST BANKING CENTER, INC. AND SUBSIDIARIES
   BURLINGTON, WISCONSIN
CONSOLIDATED STATEMENT OF CHANGES
IN COMPONENTS OF STOCKHOLDERS' EQUITY
   As of March 31, 1998
  (Amounts in Thousands)



                               COMMON               RETAINED AVAILABLE  TREASURY
                               STOCK      SURPLUS   EARNINGS  FOR SALE  STOCK
                                                             SECURITIES

Balances
 December 31, 1996                $1,476    $4,091   $20,703      ($30)       $0

Net income-YTD 1997                                      646

Cash dividend paid
$0.00 per share

Exercise of
Stock options                                    3                             0

Change in unrealized
loss on available
for sale securities                                               (262)

Balances
 March 31, 1997                    1,476     4,094    21,349      (292)        0


Balances
 December 31, 1997                $1,485    $4,221   $22,846      $368        $0

Net income-YTD 1998                                      761

Cash dividend paid
$0.00 per share

Exercise of
Stock options                                    2

Change in unrealized
loss on available
for sale securities                                                 21

Balances
 March 31, 1998                   $1,485    $4,223   $23,607      $389        $0


                     FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                BURLINGTON, WISCONSIN
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  As of March 31, 1998



Note 1. Basis of Presentation

In the opinion of Management, the accompanying unaudited consolidated financial statements reflect all adjustments which are necessary to present a fair statement of the results for the interim periods.

The accounting policies followed by the registrant are set forth in Note A to the registrant's financial statements in the 1997 First Banking Center, Inc. (the "Company") annual report which is incorporated by reference herein (see exhibit A).

Item 2

                     FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                BURLINGTON, WISCONSIN
                         MANAGEMENTS DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  As of March 31, 1998

The following is a discussion of the financial condition and results of operations of the Company for the year-to-date ended March 31, 1998.

Financial condition

Loans

As of March 31, 1998, loans outstanding were $234 million an increase of $10 million or 4.4% from December 31, 1997. During this three month period, Real Estate loans increased by $6 million or 3.8%. The increase in real estate loans is represented by an increase of $6 million or 7.7% in 1-4 Family Residential loans. At March 31, 1998, Construction and and Land Development loans were at $23.6 million or 10.1% of total loans, Residential Real Estate loans were at $91.3 million or 39% of total loans, and Commercial loans were at $35.1 million or 15% of total loans with Commercial Real Estate loans at $51.1 million or 21.9% of total loans.

Allowance for Loan Losses

The allowance for possible loan losses was $3.2 million or 1.38% of gross loans on March 31, 1998, compared with $3.1 million or 1.40% of gross loans on December 31, 1997. Net charge-offs for the three month period ended March 31, 1998, were -$12 thousand, or -.005% of gross loans, compared to $14 thousand or .007% of gross loans for the same period in 1997. As of March 31, 1998, loans on non-accrual status totaled 1.5 million or .6% of gross loans, compared to $448 thousand or .22% of gross loans on March
31, 1997, and $824 thousand or .37% of gross loans on December 31, 1997.
The non-accrual loans consisted primarily of real estate loans.  On March
31, 1998, the ratio of non-accrual loans to the allowance for loan losses was 45.6% compared to 26.3% on December 31, 1997.

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

During this three month period ended March 31, 1998, $83 thousand was charged to current earnings and added to the allowance for loan losses.

Investment securities - Available for Sale

The securities available-for-sale portfolio showed a decrease of $10 million from December 31, 1997, to March 31, 1998.

Deposits and Borrowed Funds

As of March 31, 1998, total deposits were $252.3 million, which is a slight decrease of $606 thousand or 5.24% from December 31, 1997. Interest Bearing Transaction Accounts decreased $5.2 million or 20.3%. Demand deposits decreased 3.7 million or 9.1% since December 31, 1997. Time deposits increased $1 million or .9% since December 31, 1997. Insured Money Market savings increased $7 million due to the shifting of funds from other deposit areas. Securities sold under agreements to repurchase decreased $6.7 million or 22.3%.

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

Securities Sold Under Agreements to Repurchase (Repos) declined by
$6.7 million. This decline was funded by a net decrease in Cash and Cash Equivalents of $2.9 million or 17.5% and an increase in long-term borrowings of $3.6 million. Total Loans increased $10 million. This increase was funded by the $10 million decrease of investment securities

Management is unaware of any recommendations by regulatory authorities, known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity.


Results of Operations Overview

For the three month period ended March 31, 1998 the Company reported earnings of $761 thousand an increase of $115 thousand or 17.8% over the same period in 1997.

Net Interest Income

Net interest income for the three months ended March 31, 1998, was $3.1 million compared to $2.7 million for the same period in 1997. The increase in net interest income is the result of a $650 thousand increase in interest income and only a $247 thousand increase in interest expense. The increase in interest income is a result of a 4.8% increase in average loan balances. The increase in interest expense is due to increased rates paid and increased average balances of 2.4%.


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

During the first three months of 1998, provisions charged against 1997 income were $83 thousand which was the same as compared to the same period in 1997.

Non-interest income and expense

Non-interest income for the first three months of 1998 increased $87 thousand or 17.3% from the same period in 1997. This increase is due to $15 thousand increased income from service charges on deposit, and $79 thousand increase of other income due primarily to non-customer ATM surcharges of $49 thousand.

Non-interest expense for the first three months of 1998 as compared to the same period during 1997 increased 296 thousand or 13.1%. Occupancy expense increased $3 thousand or 1.6%, and equipment expense increased
$35 thousand or 15.1%. Employee expense showed the largest increase of $174 thousand or 14.4%. These increases are a result of an increase in personnel, new locations, and upgrading computer equipment


PART II - OTHER INFORMATION

Item   I.      Legal Proceedings

               none

Item  II.      Changes in Securities

               none

Item III.      Defaults Upon Senior Securities

               none

Item  IV.      Submission of Matters to a Vote of Security Holders

               none

Item   V.      Other Information

               none

Item  VI.      Exhibits and Reports on Form 8-K

               none


EXHIBIT A:

           FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                      BURLINGTON, WISCONSIN
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  December 31, 1997, 1996, 1995

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














                           First Banking Center, Inc.





May 15, 1998
Date                       Brantly Chappell
                           President & Chief Executive Officer






May 15, 1998
Date                       James Schuster
                           Chief Financial Officer