Form 10-Q
period 1998-06-30
FIRST BANKING CENTER INC
filed 1998-08-14
CIK 356858

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                     FORM 10-Q


[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

Yes   [ X ]   No  [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $1.00 par value, 1,487,798 shares outstanding.

PART I. FINANCIAL INFORMATION

FIRST BANKING CENTER, INC. AND SUBSIDIARIES
   BURLINGTON, WISCONSIN
CONSOLIDATED BALANCE SHEET
       June 30, 1998
            vs
     December 31, 1997
  (Amounts in Thousands)

ASSETS                                                        6/30/98   12/31/97
Cash and due from banks                                        $19,168   $16,286
Federal funds sold                                                   0         0
  Total Cash and Cash Equivalents                               19,168    16,286

Interest bearing deposits in banks                                 378       820
Investment securities - Available for Sale                      55,701    74,601
Loans                                                          242,234   224,108
Less:
  Allowance for loan losses                                    (3,310)   (3,132)
  Total Net Loans                                              238,924   220,976
Property and Equipment                                           8,342     7,650
Other Assets                                                     7,626     7,500
TOTAL ASSETS                                                  $330,139  $327,833

LIABILITIES
Deposits
  Non-interest bearing demand                                  $41,232   $40,090
  Interest bearing transaction                                  21,170    25,628
  Money market and Savings                                      88,964    80,865
  Time                                                         107,108   106,316
Total Deposits                                                 258,474   252,899
Fed Funds Purchased and Securities sold
  under agreements to repurchase                                23,105    30,286
U S Treasury note account                                          100       540
Long-term borrowings                                            14,965    11,957
Accrued interest and other liabilities                           3,390     3,231
TOTAL LIABILITIES                                             $300,034  $298,913

STOCKHOLDERS' EQUITY
Common Stock, $1.00 par value 3,000,000
  shares authorized 1,477,215 shares issued                     $1,488    $1,485
Surplus                                                          4,295     4,221
Retained Earnings                                               23,972    22,845
Net unrealized gain on available
  for sale securities                                              350       369
  Subtotal                                                      30,105    28,920
Treasury Stock                                                       0         0

TOTAL STOCKHOLDERS' EQUITY                                     $30,105   $28,920

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $330,139  $327,833

FIRST BANKING CENTER, INC. AND SUBSIDIARIES
   BURLINGTON, WISCONSIN
CONSOLIDATED STATEMENT OF INCOME
as of June 30, 1998 and 1997
  (Amounts in Thousands)

                                            Quarter-to-Date      Year-to-Date

                                          6/30/98   6/31/97   6/30/98   6/31/97
INTEREST INCOME
Interest and fees on loans                  $5,436    $4,573   $10,528    $8,909
Interest on deposits in banks                    10       19        22        90
Interest on federal funds sold
  and repurchase agreements                      23       41        64       135
Interest on securities:
  U.S. Government and other                     497      716     1,113     1,411
  Tax Exempt Securities                         306      285       650       544
TOTAL INTEREST INCOME                         6,272    5,634    12,377    11,089

INTEREST EXPENSE
Interest on deposits                          2,495    2,360     4,970     4,657
Int on fed funds purch. and securities
  sold under agreements to repurchase           269      238       590       503
Int on U S Treasury Note Account                  7        6        13        11
Int on long-term borrowings                     230      146       427       304
TOTAL INTEREST EXPENSE                        3,001    2,750     6,000     5,475

Net interest Income                           3,271    2,884     6,377     5,614
Provision for loan losses                        82       82       165       165
NET INT. INC. AFTER PROVISION
  FOR LOAN LOSSES                             3,189    2,802     6,212     5,449

OTHER OPERATING INCOME
Trust department income                          88       96       177       192
Service charges on deposits                     297      279       558       525
Invest. security gains/(losses)                 (1)        0        (1)        0
Other income                                    237      120       476       280
TOTAL OTHER OPERATING INCOME                    621      495     1,210       997

OTHER OPERATING EXPENSE
Employee expense                              1,607    1,388     2,992     2,599
Occupancy expense                               164      147       351       331
Equipment expense                               283      239       550       471
Computer services                                88      114       200       227
Other expense                                   618      561     1,224     1,082
TOTAL OTHER OPERATING EXPENSE                 2,760    2,449     5,317     4,710

Income before income taxes                    1,050      848     2,105     1,736
Income taxes                                    282      217       576       459

NET INCOME                                    $768      $631    $1,529    $1,277

Earnings per share-Basic                     $0.52     $0.43     $1.03     $0.86
Earnings per share-Diluted                   $0.51     $0.42     $1.02     $0.86

Average shares outstanding-Basic         1,485,695 1,476,337 1,485,695 1,476,337

FIRST BANKING CENTER, INC. AND SUBSIDIARIES
   BURLINGTON, WISCONSIN
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME as of June 30, 1998 and 1997
  (Amounts in Thousands)

                                            Quarter-to-Date      Year-to-Date

                                          6/30/98   6/31/97   6/30/98   6/31/97

Net Income                                    $768      $631    $1,529    $1,277

Other comprehensive income:
  Unrealized gains (losses) arising
    during the period                          (40)      312        19        50
  Less reclassified adjustment for (gains)
    losses included in net income                0         0         0         0
  TOTAL OTHER COMPREHENSIVE INCOME             (40)      312        19        50


COMPREHENSIVE INCOME                          $728      $943    $1,548    $1,327



FIRST BANKING CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
   BURLINGTON, WISCONSIN
Y-T-D ending June 30, 1998 and 1997
Increase (decrease) in Cash and Cash Equivalents
  (Amounts in Thousands)

                                                                  1998      1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $1,529    $1,277
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation                                                       447       416
Provision for loan losses                                          165       165
Provision for deferred taxes                                         0         0
Amortization and accretion of bond
  premiums and discounts - net                                      31        44
Amortization of excess cost over equity in
  underlying net assets of subsidiary                               52        52
Investment securities (gains) losses                                 0         0
(Increase) decrease in assets:
  Interest receivable                                              (49)    (476)
  Other assets                                                    (125)     (33)
Increase (decrease) in liabilities:
  Taxes payable                                                    (74)      206
  Interest payable                                                 131      (73)
  Other liabilities                                                101        69
TOTAL ADJUSTMENTS                                                  679       370
NET CASH PROVIDED FROM OPERATING ACTIVITIES                     $2,208    $1,647



CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits              $442    $3,667
Proceeds from sales of available for sale securities             4,511         0
Proceeds from maturities of available for sale securities       64,419    26,999
Purchase of available for sale securities                     (50,086)  (30,449)
Proceeds from maturity of held to maturity securities                0         0
Purchase of held to maturity securities                              0         0
Net (increase) decrease in loans                              (18,112)  (13,185)
Proceeds from sale of office equipment                               0         0
Purchase of office buildings and equipment                     (1,138)   (1,320)
NET CASH USED IN INVESTING ACTIVITIES                             $36  ($14,288)

FIRST BANKING CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
   BURLINGTON, WISCONSIN
Y-T-D ending June 30, 1998 and 1997
Increase (decrease) in Cash and Cash Equivalents
  (Amounts in Thousands)

                                                                  1998      1997
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                             $5,575    $9,252
Dividends paid                                                   (402)     (369)
Net increase (decrease) in Long-term Borrowings                  3,008     (150)
Net increase (decrease) in U S Treasury Note Account             (440)       11
Net increase (decrease) in fed funds purchased and
  securities sold under repurchase agreements                  (7,180)  (14,034)
Proceeds from stock options exercised                               77        18
NET CASH PROVIDED BY FINANCING ACTIVITIES                         $638  ($5,272)



Net increase (decrease) in cash and cash equivalents             2,882  (17,913)


Cash and cash equivalents at beginning of year                  16,286    29,317

Cash and cash equivalents at end of quarter                    $19,168   $11,404



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the year for:

Interest                                                        $5,868    $5,562

Income taxes (received)                                           $659      $253


FIRST BANKING CENTER, INC. AND SUBSIDIARIES
   BURLINGTON, WISCONSIN
CONSOLIDATED STATEMENT OF CHANGES
IN COMPONENTS OF STOCKHOLDERS' EQUITY
    As of June 30, 1998
  (Amounts in Thousands)



                               COMMON               RETAINED AVAILABLE  TREASURY
                               STOCK      SURPLUS   EARNINGS  FOR SALE  STOCK
                                                             SECURITIES

Balances
 December 31, 1996                $1,476    $4,091   $20,703      ($30)       $0

Net income-YTD 1997                                    1,277

Cash dividend paid
$0.25 per share                                         (369)

Exercise of
Stock options                          1        17                             0

Change in unrealized
loss on available
for sale securities                                                 50

Balances
June 30, 1997                      1,477     4,108    21,611        20         0


Balances
 December 31, 1997                $1,485    $4,221   $22,845      $369        $0

Net income-YTD 1998                                    1,529

Cash dividend paid
$0.27 per share                                         (402)

Exercise of
Stock options                          3        74

Change in unrealized
loss on available
for sale securities                                                (19)

Balances
 June 30, 1998                    $1,488    $4,295   $23,972      $350        $0


                     FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                BURLINGTON, WISCONSIN
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  As of June 30, 1998



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

Item 2

                     FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                BURLINGTON, WISCONSIN
                         MANAGEMENTS DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  As of June 30, 1998

The following is a discussion of the financial condition and results of operations of the Company for the year-to-date ended June 30, 1998.

Financial condition

Loans

As of June 30, 1998, loans outstanding were $242 million an increase of $18 million or 8.09% from December 31, 1997. During this six month period, Real Estate loans increased by $7 million or 4.01%. The increase in real estate loans is represented by an increase of $4.5 million or 8.9% in Commercial loans, and $6.4 million or 8.6% in Residential Real Estate Loans. At June 30, 1998, Construction and Land Development Loans were at $25.5 million or 10.53% of total loans, Resdential Real Estate Loans were at $92.1 million or 38% of total loans, and Commercial loans were at 35.1 million or 15% of total loans with Commercial Real Estate loans at $58.5 million or 33% of total loans.

Allowance for Loan Losses

The allowance for possible loan losses was $3.3 million or 1.36% of gross loans on June 30, 1998, compared with $3.1 million or 1.40% of gross loans on December 31, 1997. Net charge-offs for the six month period ended June 30, 1998, were $13 thousand, or .005% of gross loans, compared to -$12 thousand or -.01% of gross loans for the same period in 1997. As of June 30, 1998, loans on non-accrual status totaled $1.38 million or .6% of gross loans, compared to $2.9 million or 1.4% of gross loans on June
30, 1997, and $824 thousand or .37% of gross loans on December 31, 1997. The non-accrual loans consisted primarily of real estate loans. On June 30, 1998, the ratio of non-accrual loans to the allowance for loan losses was 41.8% compared to 26.3% on December 31, 1997.

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

During this six month period ended June 30, 1998, $165 thousand was charged to current earnings and added to the allowance for loan losses.

Investment securities - Available for Sale

The securities available-for-sale portfolio showed a decrease of $18.9 million from December 31, 1997 to June 30, 1998.

Deposits and Borrowed Funds

As of June 30, 1998, total deposits were $258.4 million, which is an increase of $6 million or 2.20% from December 31, 1997. Interest Bearing Transaction Accounts decreased $4.5 million or 17.39%. Demand deposits increased 1.1 million or 2.85% since December 31, 1997. Time deposits increased $1 million or .9% since December 31, 1997. Insured Money Market savings increased $8.1 million due to the bank's new Indexed Money Market account which attracted new money as well as funds from our Time Deposits. Securities sold under agreements to repurchase decreased $7.2 million or 23.71%.

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


Liquidity

The liquidity position of the Company is managed to insure that sufficient funds are available to meet customers' needs for loans and deposit withdrawals. Liquidity to meet demand is provided by maintaining marketable investment securities and money market assets such as Interest Bearing Deposits in Banks and Federal Funds Sold. The bank is a member of the Federal Home
Loan Bank system which provides the company with an additional source of liquidity.

Securities Sold Under Agreements to Repurchase (Repos) declined by
$7.2 million. This decline was funded by a net decrease in the Securities portfolio. Total Loans increased $18 million. This increase was funded by the decrease of investment securities, an increase in Long-term investments, and an increase in deposits.

Management is unaware of any recommendations by regulatory authorities, known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity.


Results of Operations Overview

For the six month period ended June 30, 1998 the Company reported earnings of $1.5 million an increase of $200 thousand or 15.4% over the same period in 1997.

Net Interest Income

Net interest income for the six months ended June 30, 1998, was $6.2 million compared to $5.6 million for the same period in 1997. The increase in net interest income is the result of a $638 thousand increase in interest income and only a $251 thousand increase in interest expense. The increase in interest income is a result of a 8.09% increase in average loan balances. The increase in interest expense is due to increased rates paid and increased average balances of 2.2%.


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

During the first six months of 1998, provisions charged against 1997 income were $165 thousand which was the same as compared to the same period in 1997.

Non-interest income and expense

Non-interest income for the first six months of 1998 increased $213 thousand or 17.6% from the same period in 1997. This increase is due to $18 thousand increased income from service charges on deposit, and $117 thousand increase of other income due primarily to the bank's expanded network of ATMs.

Non-interest expense for the first six months of 1998 as compared to the same period during 1997 increased $311 thousand or 12.7%. Occupancy expense increased $17 thousand or 11.6%, and equipment expense increased $44 thousand or 18.4%. Employee expense showed the largest increase of $219 thousand or 15.8%.



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

15.  Fair value of financial instruments: (continued)

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














                           First Banking Center, Inc.





August 14, 1998
Date                       Brantly Chappell
                           President & Chief Executive Officer






August 14, 1998
Date                       James Schuster
                           Chief Financial Officer