Form 10-Q
period 1998-09-30
FIRST BANKING CENTER INC
filed 1998-11-13
CIK 356858

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                     FORM 10-Q


[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

ITEM I. FINANCIAL INFORMATION

FIRST BANKING CENTER, INC. AND SUBSIDIARIES
  BURLINGTON, WISCONSIN
CONSOLIDATED BALANCE SHEET
   September 30, 1998
           vs
    December 31, 1997
 (Amounts in Thousands)

ASSETS                                                      9/30/98   12/31/97
Cash and due from banks                                       $9,274   $16,286
Federal funds sold                                                 0         0
  Total Cash and Cash Equivalents                              9,274    16,286

Interest bearing deposits in banks                               163       820
Investment securities - Available for Sale                    56,433    74,601
Loans                                                        254,918   224,108
Less:
  Allowance for loan losses                                   (3,368)   (3,132)
  Total Net Loans                                            251,550   220,976
Property and Equipment                                         9,328     7,650
Other Assets                                                   7,711     7,500
TOTAL ASSETS                                                $334,459  $327,833

LIABILITIES
Deposits
  Non-interest bearing demand                                $39,288   $40,090
  Interest bearing transaction                                21,629    25,628
  Money market and Savings                                    91,802    80,865
  Time                                                       109,220   106,316
Total Deposits                                               261,939   252,899
Fed Funds Purchased and Securities sold
  under agreements to repurchase                              21,333    30,286
U S Treasury note account                                         97       540
Long-term borrowings                                          16,061    11,957
Accrued interest and other liabilities                         3,652     3,231
TOTAL LIABILITIES                                           $303,082  $298,913

STOCKHOLDERS' EQUITY
Common Stock, $1.00 par value 3,000,000
  shares authorized 1,487,798 shares issued                   $1,488    $1,485
Surplus                                                        4,295     4,221
Retained Earnings                                             24,876    22,845
Net unrealized gain on available
  for sale securities                                            718       369
  Subtotal                                                    31,377    28,920
Treasury Stock                                                     0         0

TOTAL STOCKHOLDERS' EQUITY                                   $31,377   $28,920

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $334,459  $327,833


FIRST BANKING CENTER, INC. AND SUBSIDIARIES
  BURLINGTON, WISCONSIN
CONSOLIDATED STATEMENT OF INCOME
as of September 30, 1998 and 1997
 (Amounts in Thousands)

                                          Quarter-to-Date      Year-to-Date

                                        9/30/98   9/30/97   9/30/98   9/30/97
INTEREST INCOME
Interest and fees on loans                $5,636    $4,743   $16,164   $13,652
Interest on deposits in banks                  11       19        33       109
Interest on federal funds sold
  and repurchase agreements                    53       92       117       227
Interest on securities:
  U.S. Government and other                   475      656     1,588     2,067
  Tax Exempt Securities                       265      281       915       825
TOTAL INTEREST INCOME                       6,440    5,791    18,817    16,880

INTEREST EXPENSE
Interest on deposits                        2,581    2,431     7,551     7,088
Int on fed funds purch. and securities
  sold under agreements to repurchase         247      256       837       759
Int on U S Treasury Note Account                1        5        14        16
Int on long-term borrowings                   225      147       652       451
TOTAL INTEREST EXPENSE                      3,054    2,839     9,054     8,314

Net interest Income                         3,386    2,952     9,763     8,566
Provision for loan losses                      83       58       248       223
NET INT. INC. AFTER PROVISION
  FOR LOAN LOSSES                           3,303    2,894     9,515     8,343

OTHER OPERATING INCOME
Trust department income                        89       62       266       254
Service charges on deposits                   308      311       866       836
Invest. security gains/(losses)               (2)        2        (3)        2
Other income                                  231      192       707       472
TOTAL OTHER OPERATING INCOME                  626      567     1,836     1,564

OTHER OPERATING EXPENSE
Employee expense                            1,462    1,272     4,454     3,871
Occupancy expense                             179      150       530       481
Equipment expense                             295      251       845       722
Computer services                             132      114       332       341
Other expense                                 589      553     1,813     1,635
TOTAL OTHER OPERATING EXPENSE               2,657    2,340     7,974     7,050

Income before income taxes                  1,271    1,121     3,377     2,857
Income taxes                                  368      325       944       784

NET INCOME                                  $904      $796    $2,433    $2,073

Earnings per share-Basic                   $0.61     $0.54     $1.64     $1.40
Earnings per share-Diluted                 $0.60     $0.53     $1.62     $1.39
FIRST BANKING CENTER, INC. AND SUBSIDIARIES
  BURLINGTON, WISCONSIN
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME as of September 30, 1998 and 1997
 (Amounts in Thousands)

                                          Quarter-to-Date      Year-to-Date

                                        9/30/98   9/30/97   9/30/98   9/30/97

Net Income                                  $904      $796    $2,433    $2,073

Other comprehensive income:
  Unrealized gains (losses) arising
    during the period                        368       185       349       235
  Less reclassified adjustment for (gains)
    losses included in net income              1        (2)        2
  TOTAL OTHER COMPREHENSIVE INCOME           367       187       347       235


COMPREHENSIVE INCOME                      $1,271      $983    $2,780    $2,308



FIRST BANKING CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
  BURLINGTON, WISCONSIN
Y-T-D ending September 30, 1998 and 1997
Increase (decrease) in Cash and Cash Equivalents
 (Amounts in Thousands)

                                                                1998      1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $2,433    $2,073
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation                                                     671       648
Provision for loan losses                                        248       223
Provision for deferred taxes                                       0         0
Amortization and accretion of bond
  premiums and discounts - net                                    46        58
Amortization of excess cost over equity in
  underlying net assets of subsidiary                             78        78
Investment securities (gains) losses                               3        (2)
Sale of loans (gains) losses                                     (10)        0
(Increase) decrease in assets:
  Interest receivable                                           (291)     (601)
  Other assets                                                  (184)      240
Increase (decrease) in liabilities:
  Taxes payable                                                 (158)      227
  Interest payable                                               234       (10)
  Other liabilities                                              344       143
TOTAL ADJUSTMENTS                                                981     1,004
NET CASH PROVIDED FROM OPERATING ACTIVITIES                   $3,414    $3,077



CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits            $657    $3,759
Proceeds from sales of available for sale securities           6,265     4,322
Proceeds from maturities of available for sale securities     76,086    43,925
Purchase of available for sale securities                    (63,699)  (47,993)
Proceeds from maturity of held to maturity securities              0         0
Purchase of held to maturity securities                            0         0
Proceeds from the sale of loans                                  547
Net (increase) decrease in loans                             (31,358)  (20,635)
Proceeds from sale of office equipment                             0        52
Purchase of office buildings and equipment                    (2,348)   (1,691)
NET CASH USED IN INVESTING ACTIVITIES                       ($13,850) ($18,261)

FIRST BANKING CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
  BURLINGTON, WISCONSIN
Y-T-D ending September 30, 1998 and 1997
Increase (decrease) in Cash and Cash Equivalents
 (Amounts in Thousands)

                                                                1998      1997
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                           $9,040   $12,053
Dividends paid                                                  (402)     (369)
Net increase (decrease) in Long-term Borrowings                4,104      (150)
Net increase (decrease) in U S Treasury Note Account            (443)       (4)
Net increase (decrease) in fed funds purchased and
  securities sold under repurchase agreements                 (8,952)  (13,570)
Proceeds from stock options exercised                             77        18
NET CASH PROVIDED BY FINANCING ACTIVITIES                     $3,424   ($2,022)



Net increase (decrease) in cash and cash equivalents          (7,012)  (17,206)


Cash and cash equivalents at beginning of year                16,286    29,317

Cash and cash equivalents at end of quarter                   $9,274   $12,111



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the year for:

Interest                                                      $8,833    $8,345

Income taxes (received)                                       $1,101      $558


FIRST BANKING CENTER, INC. AND SUBSIDIARIES
  BURLINGTON, WISCONSIN
CONSOLIDATED STATEMENT OF CHANGES
IN COMPONENTS OF STOCKHOLDERS' EQUITY
As of September 30, 1997 and 1998
 (Amounts in Thousands)



                             COMMON               RETAINED AVAILABLE  TREASURY
                             STOCK      SURPLUS   EARNINGS  FOR SALE  STOCK
                                                           SECURITIES

Balances
 December 31, 1996              $1,476    $4,091   $20,703      ($30)       $0

Net income-YTD 1997                                  2,073

Cash dividend paid
$0.25 per share                                       (369)

Exercise of
Stock options                        1        17                             0

Change in unrealized
loss on available
for sale securities                                              235

Balances
As of September 30, 1997         1,477     4,108    22,407       205         0


Balances
 December 31, 1997              $1,485    $4,221   $22,845      $369        $0

Net income-YTD 1998                                  2,433

Cash dividend paid
$0.27 per share                                       (402)

Exercise of
Stock options                        3        74

Change in unrealized
loss on available
for sale securities                                              349

Balances
 September 30, 1998             $1,488    $4,295   $24,876      $718        $0


                     FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                BURLINGTON, WISCONSIN
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  As of September 30, 1998


ITEM 2.  Basis of Presentation

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


ITEM 3.

                     FIRST BANKING CENTER, INC. AND SUBSIDI
                                BURLINGTON, WISCONSIN
                         MANAGEMENTS DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  As of September 30, 1998

The following is a discussion of the financial condition and results of operations of the Company for the year-to-date ended September 30, 1998.

Financial condition

Loans

As of September 30, 1998, loans outstanding were $255 million an increase of $30.8 million or 13.7% from December 31, 1997. During this nine month period, Real Estate loans increased by $22 million or 13.03%. The increase in real estate loans is represented by an increase of $7.8 million or 15.2% in Commercial loans, and $10.7 million or 12.3% in Residential Real Estate Loans. At September 30, 1998, Construction and Land Development Loans were at $27.9 million or 10.94% of total loans, Resdential Real Estate Loans were at $94.3 million or 37% of total loans, and Commercial loans were at $37.8 million or 14.9% of total loans with Commercial Real Estate loans at $59.3 million or 23.3% of total loans.


Allowance for Loan Losses

The allowance for possible loan losses was $3.4 million or 1.33% of gross loans on September 30, 1998, compared with $3.1 million or 1.40% of gross loans on December 31, 1997. Net charge-offs for the nine month period ended September 30, 1998, were $12 thousand, or .005% of gross loans, compared to -$11 thousand or -.005% of gross loans for the same period in 1997. As of September 30, 1998, loans on non-accrual status totaled $962 thousand or .38% of gross loans, compared to $2.3 million or 1.05% of gross loans on September 30, 1997, and $824 thousand or .37% of gross loans on December 31, 1997.
The non-accrual loans consisted primarily of real estate loans. On September 30, 1998, the ratio of non-accrual loans to the allowance for loan losses was 28.6% compared to 26.3% on December 31, 1997.

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

During this nine month period ended September 30, 1998, $248 thousand was charged to current earnings and added to the allowance for loan losses.

Investment securities - Available for Sale

The securities available-for-sale portfolio showed a decrease of $18.2 million from December 31, 1997 to September 30, 1998.

Deposits and Borrowed Funds

As of September 30, 1998, total deposits were $261.9 million, which is an increase of $9 million or 3.5% from December 31, 1997. Interest Bearing Transaction Accounts decreased $4 million or 15.6%. Demand deposits decreased .8 million or 2% since December 31, 1997. Time deposits increased $2.9 million or 2.7% since December 31, 1997. Insured Money Market savings increased $10.9 million due to the bank's new Indexed Money Market account which attracted new money as well as funds from our Time Deposits. Securities sold under agreements to repurchase decreased $10.7 million or 35.4%.

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

Securities Sold Under Agreements to Repurchase (Repos) declined by
$10.7 million. This decline was funded by a net decrease in the Securities portfolio. Total Loans increased $30.8 million. This increase was funded by the decrease of investment securities, an increase in Long-term investments, and an increase in deposits.

Management is unaware of any recommendations by regulatory authorities, known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity.


Results of Operations Overview

For the nine month period ended September 30, 1998 the Company reported earnings of $2.4 million an increase of $360 thousand or 17.4% over the same period in 1997.

Net Interest Income

Net interest income for the nine months ended September 30, 1998, was $9.8 million compared to $8.6 million for the same period in 1997. The increase in net interest income is the result of a $1.9 million increase in interest income and only a $740 thousand increase in interest expense. The increase in interest income is a result of a 17.6% increase in average loan balances. The increase in interest expense is due to increased rates paid and increased average balances of 5.7%.


Provision for Loan Losses

The Bank has established the allowance for loan losses to reduce the gross level of loans outstanding by an estimate of uncollectible loans. As loans are deemed uncollectible, they are charged against the allowance. A provision for loan losses is expensed against current income on a monthly basis. This provision acts to replenish the allowance for loan losses to accommodate charge-offs and growth in the loan portfolio, thereby maintaining the allowance at an adequate level.

During the first nine months of 1998, provisions charged against 1998 income were $248 thousand which was an 11.2% increase as compared to the same period in 1997.

Non-interest income and expense

Non-interest income for the first nine months of 1998 increased $271 thousand or 17.3% from the same period in 1997. This increase is due to $30 thousand increased income from service charges on deposit, and $234 thousand increase of other income due primarily to the bank's expanded network of ATMs.

Non-interest expense for the first nine months of 1998 as compared to the same period during 1997 increased $926 thousand or 13.1%. Occupancy expense increased $49 thousand or 10.2% due to the bank's expansion. Equipment expense increased $123 thousand or 17%, and employee expense showed an increase of $583 thousand or 15.1%.

Year 2000 Assessment

First Banking Center utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendor and purchased software which is run on personal computer networks. Any hardware and software that recognize the date "00" as the year 1900 rather than the year 2000 could result in errors or system failures.

Early this year, the Company completed an assessment and work plan to assure that all hardware and software utilized by the Company will function properly in the Year 2000. The Company and its primary vendors have been testing their computer systems to determine their ability to handle the Year 2000 issue. To date, the Company and its primary vendors have been able to resolve the Year 2000 problems that have been identified. The Company is in the process of developing contingency plans for all mission critical functions. These contingency plans are scheduled to be in place by yearend 1998.

Additionally, phone systems, alarms, elevators, heating and cooling systems and other computer-controlled mechanical devices on which the Company relies are in the process of being evaluated. Those found not compliant will be modified or replaced with a compliant product. Costs associated with the Year 2000 project include internal staff time as well as consulting, equipment upgrade and software enhancement expenses. At the present time, management has not identified any situations that it anticipates will require material expenditures to become fully compliant. The Year 2000 project costs, which management continuously reviews, could vary significantly based upon the results of testing and other factors.

Management is also aware of the potential adverse impact failures by borrowers to adequately address their Year 2000 problems could have on the Company. To raise awareness to the Year 2000 risks, substantially all key customers have been contacted regarding this issue. Account officers continually assess progress made by their key customers and any additional exposure to the Company will be reflected by increased provisions to the allowance for loan and lease losses.


ITEM 4. - OTHER INFORMATION

   I.      Legal Proceedings

               none

  II.      Changes in Securities

               none

 III.      Defaults Upon Senior Securities

               none

  IV.      Submission of Matters to a Vote of Security Holders

               none

   V.      Other Information

               none

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














                         First Banking Center, Inc.





November 13, 1998
Date                     Brantly Chappell
                         President & Chief Executive Officer






November 13, 1998
Date                     James Schuster
                         Chief Financial Officer