Form 10-K
period 1998-12-31
FIRST BANKING CENTER INC
filed 1999-04-01
CIK 356858

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
         ACT OF 1934 [FEE  REQUIRED] For the fiscal year ended December 31, 1998

                                       OR

   [  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number 0-11132

                           FIRST BANKING CENTER, INC.
             (Exact name of registrant as specified in its charter)

           Wisconsin                                           39-1391327
   (State or other jurisdiction of                        (IRS Employer ID No.)
   incorporation or organization)

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

                          Common Stock, $1.00 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes        X          No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]
     As of January 20, 1999 1,488,631 shares of common stock, par value $1.00 were outstanding and the aggregate market value of the shares (based upon the most recent trade known to the Corporation), all of which is held by nonbank affiliates, was approximately $49,869,139.
     Documents incorporated by references: The Notice of 1999 Annual Meeting and Proxy Statement of April 20, 1999 is incorporated by reference into Parts II and III of the Form 10-K. The Annual Report to Stockholders for the year ended December 31, 1998.


PART 1

ITEM 1: BUSINESS

First Banking Center, Inc.

         First Banking Center, Inc. (the "Corporation") is a one-bank holding company incorporated as a business corporation under the laws of the State of Wisconsin on August 24, 1981. In April 1982, the Corporation became the sole owner of First Bank and Trust Company, Burlington, Wisconsin, a Wisconsin state-banking corporation. On September 1, 1984, the Corporation acquired 100% of the capital stock of the Bank of Albany, Albany, Wisconsin a Wisconsin state-banking corporation. On April 6, 1998, First Banking Center-Albany was merged with First Banking Center-Burlington.

         On January 1, 1985, the name of the Corporation was changed from the First Community Bank Group, Inc. to the First Banking Center, Inc., and the name of the subsidiary companies were changed to First Banking Center - Burlington and First Banking Center - Albany, respectively. As of May 11, 1998 First Banking Center-Burlington changed its name to First Banking Center (the "Bank").

         The Corporation's primary business activity is the ownership and control of First Banking Center. The Corporation's operations department also provides administrative and operational services for the Bank.

First Banking Center

         The Bank was organized in 1920 and is a full service commercial bank located in the City of Burlington, Wisconsin. The Bank has branch offices located in Albany, Burlington, Genoa City, Kenosha, Lake Geneva, Lyons, Monroe, Pell Lake, Somers, Union Grove, Walworth, and Wind Lake, Wisconsin. The Bank offers a wide range of services, which includes Loans, Personal Banking, Trust and Investment Services, and Insurance and Annuity Products.

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

COMPETITION

         The financial services industry is highly competitive. The Bank competes with other commercial banks and with other financial institutions including savings and loan associations, finance companies, mortgage banking companies, insurance companies, brokerage firms, and credit unions.

SUPERVISION AND REGULATION

         The Company is a bank holding company subject to the supervision of the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended. As a bank holding company, the Company is required to file an annual report and such additional information with the Board of Governors as the Board of Governors may require pursuant to the Act. The Board of Governors may also make examinations of the Company and its subsidiary.
         The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Board of Governors before it may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank if, after such acquisitions, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. Under existing federal and state laws, the Board of Governors may approve the acquisition by the Company of the voting shares of, or substantially all the assets of, any bank located in states specified in the Wisconsin Interstate Banking Bill which became effective January 1, 1987.
         In addition, a bank holding company is generally prohibited from itself engaging in, or acquiring direct or indirect control of voting shares of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Board of Governors, by order or regulation to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Board of Governors has determined by regulation to be closely related to banking are making or servicing loans, full payout property leasing, investment advisory services, acting as a fiduciary, providing data processing services and promoting community welfare projects.
         A subsidiary bank of a bank holding company is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Further, under the Bank Holding Company Act and regulations of the Board of Governors, a bank holding company and its subsidiary is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.
         The Company is also subject to the Securities Exchange Act of 1934 and has reporting obligation to the Securities and Exchange Commission.
         The business of banking is highly regulated and there are various requirements and restrictions in the laws of the United States and the State of Wisconsin affecting the Company's subsidiary bank and its operations, including the requirement to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made by the bank and restrictions relating to investment, branching and other activities of the bank.

         The Company is supervised and examined by the Federal Reserve Board. The Company's subsidiary bank, as a state chartered institution, is subject to the supervision of, and is regularly examined by, Wisconsin state authorities. The Bank is also a members of the Federal Reserve Bank and as such is subject to regulation and examination by that agency.

         The Company, under Federal Reserve Board policy, is expected to act as a source of financial strength to the subsidiary bank and to commit resources to support the subsidiary.

GOVERNMENTAL POLICIES

         The earnings of the Company's subsidiary bank as a lender and depositor of money are affected by legislative changes and by the policies of the various regulatory authorities including the State of Wisconsin, the United States Government, foreign governments and international agencies. The effect of this regulation upon the future business and earnings of the Company cannot be predicted. Such policies include, among others, statutory maximum lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policies and international currency regulations and monetary policies. Governmental and Reserve Board policies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. Management is not able to anticipate and evaluate the future impact of such policies and practices on the growth and profitability of the Company or its subsidiary bank.

MATERIAL DEPOSIT AND LOANS

         No single borrower accounted for a material portion of the loans in the subsidiary bank.

         No single depositor accounted for a material portion of deposits in the subsidiary bank.

EMPLOYEES

         The Company and its staff share a commitment to equal opportunity. All personnel decisions are made without regard to race, color, religion, sex, age, national origin, handicap, or veteran status. At January 22, 1999, the Company and its subsidiary had 203 full and part-time employees.


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

SELECTED FINANCIAL DATA


         The Company, through the operations of its Bank, offers a wide range of financial services. The following financial data provides a detailed review of the Company's business activities.

         The following information shows: the company's average assets, liabilities and stockholder's equity; the interest earned and average yield on interest earning assets; the interest paid and average rate on interest-bearing liabilities; and the maturity schedules for investment and specific loans; for the years ended December 31, 1998, 1997, and 1996. Also, where applicable, information is presented for December 31, 1995 and 1994.


Section I, Schedule A


                                                              Average Balance Sheet
                                                                 (000's Omitted)

                                                                            ----------------     ---------------     ---------------
                                                                                 1998                 1997                1996
                                                                            ----------------     ---------------     ---------------
Cash and due from banks                                                 $            11,379              10,645               9,972
Fed funds sold and securities purchased
     under agreement to resell                                                        3,094               5,262               4,101
Interest bearing deposits in other banks                                                795               2,544               3,102

Investment securities:
     U.S. Treasury agency and other                                                  34,233              43,333              46,589
     States and political subdivisions                                               25,423              23,595              14,691
     Unrealized Gain/(Loss) on Securities                                               724                 (15)               (378)

Loans                                                                               244,578             207,519             176,314
     Less allowance for loan losses                                                  (3,295)             (3,035)             (2,568)
                                                                            ----------------     ---------------     ---------------

          Net loans                                                                 241,283             204,484             173,746

Goodwill                                                                              1,345               1,450                 261
Other assets                                                                         14,704              13,181              11,078

                                                                            ----------------     ---------------     ---------------
          Total assets                                                  $           332,980             304,479             263,162
                                                                            ================     ===============     ===============

Interest bearing deposits:
     NOW accounts                                                       $            23,259              22,609              20,392
     Savings deposits                                                                32,218              33,527              27,531
     Money Market deposit accounts                                                   57,236              45,554              36,610
     Time deposits                                                                  107,655             107,672              91,000
                                                                            ----------------     ---------------     ---------------
          Total interest bearing deposits                                           220,368             209,362             175,533

Demand deposits                                                                      40,683              35,262              29,550
                                                                            ----------------     ---------------     ---------------

          Total deposits                                                            261,051             244,624             205,083
Short-term borrowings                                                                   568                 547                 490
Securities sold under agreements
    to repurchase                                                                    20,853              18,912              21,427
Other liabilities                                                                     3,583               3,096               2,861
Other borrowings                                                                     16,531               9,981               8,398
                                                                            ----------------     ---------------     ---------------

          Total liabilities                                                         302,586             277,160             238,259

Equity capital                                                                       30,394              27,319              24,903

                                                                            ----------------     ---------------     ---------------
          Total liabilities and capital                                 $           332,980             304,479             263,162
                                                                            ================     ===============     ===============



Section I, Schedule B

         Three Year Summary of Interest Rates and Interest Differential
                                                                        (000's Omitted)

                                             1998                            1997                                  1996
                                ------------------------------  -----------------------------  ------------------------------
                                  AVERAGE    RELATED   YIELD     AVERAGE     RELATED   YIELD    AVERAGE      RELATED   YIELD
                                  BALANCE    INTEREST  RATE      BALANCE     INTEREST  RATE     BALANCE      INTEREST  RATE
                                ------------------------------  -----------------------------  ------------------------------
Earning assets:
  Time Deposits in banks        $     795        43    5.41%        2,544       145    5.70%        3,102       173    5.58%
  Investments (taxable)(a)         34,612     2,176    6.29%       43,278     2,769    6.40%       46,589     2,887    6.20%
  Investments (nontax.)(a)(b)      25,769     1,879    7.29%       23,635     1,728    7.31%       14,691     1,100    7.49%
  Funds sold                        3,094       162    5.24%        5,262       286    5.44%        4,101       248    6.05%
  Loans (b)(c)(d)                 244,577    22,123    9.05%      207,519    18,704    9.01%      176,314    16,317    9.25%
                                ------------------------------  -----------------------------  ------------------------------
  Total earnings assets         $ 308,847    26,383    8.54%      282,238    23,632    8.37%      244,497    20,725    8.48%
                                ==============================  =============================  ==============================

Interest bearing liabilities:
  NOW accounts                  $  23,259       557    2.39%       22,609       584    2.58%       20,392       561    2.75%
  Savings deposits                 32,218       861    2.67%       33,527       928    2.77%       27,531       766    2.78%
  Money Market deposit accounts    57,236     2,538    4.43%       45,554     1,950    4.28%       36,610     1,515    4.14%
  Time deposits                   107,655     6,105    5.67%      107,673     6,094    5.66%       91,000     5,245    5.76%
  Short-term borrowings               568        33    5.81%          548        29    5.29%           49        20    4.08%
  Sec'ts. sold under to
    repurchase                     20,853     1,057    5.07%       18,912       990    5.23%       21,427     1,143    5.33%
  Other borrowings                 16,531       976    5.90%        9,981       637    6.38%        8,398       514    6.12%
                                ------------------------------  -----------------------------  ------------------------------
  Total int.bearing liabilities $ 258,320    12,127    4.69%      238,804    11,212    4.69%      205,848     9,764    4.74%
                                ==============================  =============================  ==============================

Interest spread                              14,256    3.85%                 12,420    3.68%                 10,961    3.74%
                                          ====================            ===================             ===================

Interest margin                              14,256    4.62%                 12,420    4.40%                 10,961    4.48%
                                          ====================            ===================             ===================

<F1>                                                        <F3>
(a)Portions of investments both taxable and                 (c)Loans placed on nonaccrual status have been
   nontaxable have beeen presented on state                    included in average balances used to determine
   taxable  equivalent basis assuming a 7.9%                   average rates.
   tax rate.
<F2>                                                        <F4>
(b)The interest and average yield for                       (d)Loan interest income includes net loan fees.
   nontaxable instruments are presented
   on a federal taxable equivalent basis
   assuming a 34% tax rate.


Section I, Schedule C

          Two Year Summary of Rate and Volume Variances

                                                                                             (000's Omitted)

                                                                       ---------------------------------------------
                                                                       ---------------------------------------------
                                                                         $ AMOUNT        VOLUME        RATE (a)
                                                                         OF CHANGE       VARIANCE      VARIANCE
                                                                       ---------------------------------------------
                                                                       ---------------------------------------------

Increase (decrease) for 1998:
   Time deposits in banks                                          $             (102)          (100)            (2)
   Investment (taxable)  (b)                                                     (593)          (555)           (38)
   Investments (nontaxable)  (b) (c)                                              151            156             (5)
   Funds sold                                                                    (124)          (118)            (6)
   Loans (c) (d)                                                                3,419          3,339             80
                                                                       ---------------------------------------------
                                                                       ---------------------------------------------

        Total interest income                                                   2,751          2,722             29
                                                                       ---------------------------------------------
                                                                       ---------------------------------------------

   NOW accounts                                                                   (27)            17            (44)
   Savings deposits                                                               (67)           (36)           (31)
   Money Market deposit accounts                                                  588            500             88
   Other time deposits                                                             11             (1)            12
   Short-term borrowings                                                            4              1              3
   Sec. sold under Agreement to Repurchase                                         67            102            (35)
   Other borrowings                                                               339            418            (79)
                                                                       ---------------------------------------------
                                                                       ---------------------------------------------
        Total interest expense                                                    915          1,001            (86)
                                                                       ---------------------------------------------
                                                                       ---------------------------------------------

Net change for 1998:                                               $            1,836          1,721            115
                                                                       =============================================
                                                                       =============================================

Increase (decrease) for 1997:
   Time deposits in banks                                          $              (28)           (31)             3
   Investment (taxable)  (b)                                                     (118)          (205)            87
   Investments (nontaxable)  (b) (c)                                              628            670            (42)
   Funds sold                                                                      38             70            (32)
   Loans (c) (d)                                                                2,387          3,171           (784)
                                                                       ---------------------------------------------
                                                                       ---------------------------------------------

        Total interest income                                                   2,907          3,675           (768)
                                                                       ---------------------------------------------
                                                                       ---------------------------------------------

   NOW accounts                                                                    23             61            (38)
   Savings deposits                                                               162            167             (5)
   Money Market deposit accounts                                                  435            370             65
   Other time deposits                                                            849            960           (111)
   Short-term borrowings                                                            9              2              7
   Sec. sold under Agreement to Repurchase                                       (153)          (134)           (19)
   Long-term Borrowings                                                           123             97             26
                                                                       ---------------------------------------------
                                                                       ---------------------------------------------
        Total interest expense                                                  1,448          1,523            (75)
                                                                       ---------------------------------------------
                                                                       ---------------------------------------------

Net change for 1997:                                               $            1,459          2,152           (693)
                                                                       =============================================
                                                                       =============================================

<F1>
(a)The application of the rate/volume variance has been allocated in full to the rate variance.
<F2>
(b)Portions of investments both taxable and nontaxable have been presented on a state taxable equivalent basis assuming a 7.9% tax rate.
<F3>
(c)The interest and average yield for nontaxable instruments are presented on a federal tax equivalent basis assuming a 34% tax rate.
<F4>
(d)Loans placed on nonaccrual status have been included in average balances used to determine average rates.


Section II, Schedule A

                  Book Value of Investment Portfolio

                                                                                                (000's Omitted)

                                                                            -------------------------------------------
                                                                            -------------------------------------------
                                                                                  1998          1997           1996
                                                                            -------------------------------------------
                                                                            -------------------------------------------
Available for Sale:
        U.S. Treasury and other U.S.
        Gov't. Agencies and Corporations                                  $        37,400        43,212         42,437
        Obligations of states and                                                  25,260        27,389         19,394
          political subdivisions
        Other                                                                       2,603         4,000          3,531
Held to Maturity:
        U.S. Treasury and other U.S.
        Gov't. Agencies and Corporations                                                0             0              0
        Obligations of states and                                                       0             0              0
          political subdivisions
        Other                                                                           0             0              0
                                                                            -------------------------------------------
                                                                            ===========================================
          Total                                                           $        65,263        74,601         65,362
                                                                            ===========================================
                                                                            ===========================================

NOTE:
       The aggregate  book value of  securities  from any single issuer does not exceed ten percent of stockholder's  equity;  except for,  securities issued by the
       U.S. Government and U.S. Government agencies and corporations.


Section II, Schedule B

            Maturity Schedule of Investments by Book Value

                                                                                             December 31, 1998
                                                                                              (000's Omitted)

                                                                    ------------  -----------  ------------   ---------- -----------
                                                                    ------------  -----------  ------------   ----------  ----------
                                                                                   AFTER         AFTER
                                                                                   1 YEAR       5 YEARS
                                                                       1 YEAR      THROUGH      THROUGH        AFTER
                                                                      OR LESS      5 YEARS      10 YEARS       10 YEARS    TOTAL
                                                                    ------------  -----------  ------------   ----------  ----------
                                                                    ------------  -----------  ------------   ----------  ----------
Available for Sale Securities
      U.S. Treasury and U.S. Gov't agencies and corporations (a)   $    16,860       15,453         5,043            44       37,400
         Weighted average yield                                          5.50%        6.29%         5.75%         6.12%        5.86%
      States of the U.S. and Political Subdivisions (b)                  1,300        8,998        14,961             0       25,260
         Weighted average yield                                          6.47%        7.00%         7.26%         0.00%        7.13%
      Other Securities (a)                                               2,604            0             0             0        2,604
         Weighted average yield                                          6.88%        0.00%         0.00%         0.00%        6.88%
                                                                    ------------  -----------  ------------   ----------  ----------
                                                                    ============  ===========  ============   ==========  ==========
      TOTAL AVAILABLE FOR SALE                                     $    20,764       24,451        20,004            44       65,263
                                                                    ============  ===========  ============   ==========  ==========
                                                                    ============  ===========  ============   ==========  ==========
         Weighted Ave. Yield of Total                                    5.74%        6.55%         6.88%         6.12%        6.39%
                                                                    ============  ===========  ============   ==========  ==========
                                                                    ============  ===========  ============   ==========  ==========

<F1>
      (a) Portions of investments both taxable and nontaxable have been presented on a state taxable equivalent basis assuming a 7.9% tax rate.
<F2>
      (b) The interest and average yield for nontaxable securities are presented on a federal taxable equivalent basis assuming a 34% tax rate.

Section III, Schedule A

                                        Loan Summarization

                                                                              (000's Omitted)

                                                                               December 31,

                                        ---------------    ---------------    ---------------    ---------------    ---------------
                                             1998               1997               1996               1995               1994
                                        ---------------    ---------------    ---------------    ---------------    ---------------
Commercial                            $         38,185             32,886             30,808             27,659             27,713
Agricultural production                          9,985              6,857              6,167              5,810              6,163
Real Estate:
   Construction                                 30,008             24,353             25,164             20,652             14,437
   Commercial                                   67,761             52,540             40,935             37,005             33,027
   Agriculture                                   7,754              8,177                705                733              1,014
   Residential                                  96,139             86,015             79,129             67,729             66,004
Municipal                                        6,503              4,972              4,254              3,806              2,341
Consumer                                         8,465              8,308              7,225              6,961              7,074
                                        ---------------    ---------------    ---------------    ---------------    ---------------
   TOTAL                              $        264,800            224,108            194,387            170,355            157,773
                                        ===============    ===============    ===============    ===============    ===============


Section III, Schedule B

                                        Loan Maturities and Sensitivity to Changes in Interest Rate

                                                                           (000's Omitted)

                                       LOAN MATURITIES                             AMOUNT OVER ONE YEAR WITH
                            ------------------------------------    ---------------------------------------------------------
                            ------------------------------------    ---------------------------------------------------------
                                       AFTER 1   AFTER                                        FLOATING OR
                             1 YEAR    THROUGH   FIVE                PREDETERMINED            ADJ. INTEREST
                             OR LESS   5 YEARS   YEARS   TOTAL           RATES                   RATES             TOTAL
                            ------------------------------------    ---------------------------------------------------------
                            ------------------------------------    ---------------------------------------------------------
December 31, l998
  Comm'l and agricultural  $  36,722   10,194    1,254   48,170             11,448                        0          11,448
  Real estate - constr.       22,634   7,335       39    30,008              5,697                    7,374          13,071
                            --------- --------- ------- --------    --------------------   --------------------  -----------
                            --------- --------- ------- --------    --------------------   --------------------  -----------

          TOTAL            $  59,356   17,529    1,293   78,178             17,145                    7,374         24,519
                            ========= ========= ======= ========    ====================    ====================  ===========
                            ========= ========= ======= ========    ====================    ====================  ===========

December 31, l997
  Comm'l and agricultural  $  28,305   10,314    1,124   39,743              7,883                    3,556         11,439
  Real estate - constr.       18,573    5,734       46   24,353              2,828                    2,952          5,780
                            --------- --------- ------- --------    --------------------    --------------------  -----------
                            --------- --------- ------- --------    --------------------    --------------------  -----------

          TOTAL            $  46,878   16,048    1,170   64,096             10,711                    6,508         17,219
                            ========= ========= ======= ========    ====================    ====================  ===========



Section III, Schedule C

                                                      First Banking Center, Inc.
                                                         Non-Performing Loans
                                                           (000's omitted)
                                    1998              1997             1996             1995              1994
Nonaccrual Loans                  $1,517              $824             $260            $1,501             $778
Past Due 90 days + (1)                16                 2               17                 2            -----
Restructured Loans (2)             -----             -----            -----            ------            -----

Notes:
<F1>
(1)      Loans are generally placed in nonaccrual status when contractually past due 90 days or more.
<F2>
(2)      There were no restructured loans for each of the presented years.
<F3>
(3)      Interest which would have been recorded had the loans been on an accrual basis,  would have amounted to $39,000 in 1998,
         $21,000 in 1997, $6,000 in 1996,  $25,000  in 1995,  and  $12,000 in 1994.  Interest  income on these loans, which is recorded only when received,  amounted to $20,000 in 1998, $14,000 in 1997, $6,000 in 1996, $7,000 in 1995, and $4,000 in
         1994.
<F4>
(4)      Each of the loans which are  contractually  past due 90 days or more as to principal or interest  payments are reviewed by management and reported to the Loan Committee of the Board of Directors of the Bank.  These loans are then placed on a nonaccrual basis.

(4)      As of December 31, 1998, management,  to the best of its knowledge, is not aware of any  significant loans, group of loans or  segments of the loan portfolio  not included  above,  where there are serious  doubts as to the ability of the borrowers to comply with the present loan payment terms.


Section IV, Schedule A

     Analysis of the Allowance for Loan Losses

                                                                                                  (000's Omitted)
                                               ------------------     -------------    ------------    ------------    ------------
                                               ------------------     -------------    ------------    ------------    ------------
                                                    1998                  1997            1996            1995            1994
                                               ------------------     -------------    ------------    ------------    ------------
                                               ------------------     -------------    ------------    ------------    ------------
Beginning loan loss reserve                    $           3,132             2,897           2,336           2,095           1,886

Charge-offs:
     Commercial                                                2                14               0              22               4
     Agricultural production                                   0                 0               0               0               1
Real Estate:
     Construction                                              0                 0               0               0               0
     Commercial                                                0                 0               0               0               0
     Agriculture                                               0                 2               0               0               0
     Other Mortgages                                          35                 3               1             214             198
Installment - consumer                                        51                43              33              55             102

Recoveries:
     Commercial                                                9                 0              12              19              68
     Agricultural production                                   0                 0               0               0               3
Real Estate:
     Construction                                              0                 0               0               0             113
     Commercial                                                0                30               0               0               0
     Agriculture                                               2                 0               0               0               0
     Other Mortgages                                           1                20               5               2              13
Installment - consumer                                        35                17              31              41              47
                                                   --------------     -------------    ------------    ------------    ------------
                                                   --------------     -------------    ------------    ------------    ------------

Net Charge-offs/(Recoveries)                                  41                (5)            (14)            229              61

Additions charged to operations (1)                          330               230             247             470             270
Additions related to
   branch acquisitions                                         0                 0             300               0               0
                                                   --------------     -------------    ------------    ------------    ------------
                                                   --------------     -------------    ------------    ------------    ------------

Balance at end of period                       $           3,421             3,132           2,897           2,336           2,095
                                                   ==============     =============    ============    ============    ============
                                                   ==============     =============    ============    ============    ============

Ratio of net charge-offs/
   recoveries during the period
   to ave. loans outstanding
   during the period                                      0.017%           -0.002%          -0.01%           0.14%           0.04%

Note:     (1) For  each  year  ending  December  31,  the  determination of the additions to loan loss reserve charged to operating expenses was based on an  evaluation of the loan  portfolio,  current domestic  economic conditions, past loan losses and other factors.

Section IV, Schedule B

                   Allocation of the Allowance for Loan Losses

         The allowance for loan losses is based on an evaluation of risk in the loan portfolio, current economic conditions, past loan losses and other factors. The majority of risk in the loan portfolio lies in commercial loans, which include commercial real estate, agricultural production, and construction loans. All loans past due greater than 90 days and all Commercial and Mortgage loans on the watch list are individually evaluated. The rest of the loans are evaluated as a group.

         The allocated portion of the reserve is determined based on historical losses, collateral values, and other factors identifiable to the loans evaluated individually. The Company has allocated $2.3 million or 66% of the allowance to these loans. These loans comprise about 61% of the loan portfolio. Residential mortgages carry a smaller element of risk and comprise about 36% of the loan portfolio. One hundred fifty thousand dollars of the allowance or about 4.4% has been allocated to residential mortgages. Consumer loans comprise about 3.2% of the loan portfolio and $77 thousand or about 2.3% of the allowance is allocated to consumer loans. The company has allocated $45 thousand dollars of the allowance to unfunded loan commitments, which total approximately $48 million dollars.

         The balance of the allowance or $885 thousand is unallocated. The unallocated portion of the allowance is based on an attempt to quantify various subjective factors such as quality of lending staff, policies, procedures, economic conditions and trends, loan growth and loan portfolio mix.



Section V, Schedule A

                                        Three Year Summary of Average Deposits

                                                                         (000's Omitted)

                                           ---------------------------   ---------------------------    ---------------------------
                                                               RATE                          RATE                           RATE
                                                 1998          PAID            1997          PAID              1996         PAID
                                           ---------------------------   ---------------------------    ---------------------------
Deposit in domestic bank offices:

      Non-interest bearing demand        $        40,683                         35,262                         29,550

      Interest-bearing demand                     23,259        2.39%            22,609       2.58%             20,392       2.75%

      Money Market demand                         57,236        4.43%            45,554       4.28%             36,610       4.14%

      Savings deposits                            32,218        6.70%            33,527       2.77%             27,531       2.78%

      Time deposits                              107,655        5.67%           107,672       5.66%             91,000       5.76%
                                           --------------   ----------   ---------------   ---------    ---------------   ---------

Total Deposits                           $       261,051        3.85%           244,624       3.91%            205,083       3.94%
                                           ==============   ==========   ===============   =========    ===============   =========


Section VI

              Three Year Summary of Return on Equity and Assets

                                                             ----------------------------------------------------
                                                             ----------------------------------------------------
                                                                         1998              1997             1996
                                                             ----------------------------------------------------
                                                             ----------------------------------------------------
Return on average assets                                                1.02%             0.95%            1.07%

Return on average equity                                               11.15%            10.56%           11.29%

Dividend payout ratios on common stock                                 23.70%            25.69%           24.21%

Average equity to average assets                                        9.13%             8.97%            9.46%



Section VII

                                                Short-term Borrowing

                                                                                   (000's Omitted)

Securities Sold Under Agreements
     To Repurchase (1)
                                                                -----------------------------------------------------
                                                                             1998              1997             1996
                                                                -----------------------------------------------------
End of Year:
     Balance                                                              $28,750           $30,286          $30,925
     Weighted Ave. Rate                                                     4.72%             5.14%            5.42%

For the Year:
     Maximum Amount Outstanding                                           $31,491           $30,286          $34,175
     Average Amount Outstanding                                           $20,880           $18,917          $21,427
     Weighted Ave. Rate                                                     5.05%             5.23%            5.31%

(1) Securities  sold under  repurchase  agreements  are borrowed on a short-term basis by the  subsidiary  banks at  prevailing rates for these  funds.  The approximate  average maturity was 4.6 months, 1.6 months, and 3.2 months for the years 1998, 1997, and 1996, respectively.

ITEM 2: PROPERTIES


         The Company owns no properties; it currently occupies space in the buildings that house the Lake Geneva and Kenosha branches. Since January 1, 1995 the company has been making rent payments to First Banking Center for the space that it occupies and the equipment it uses.

First Banking Center

         The Bank owns banking facilities in Albany, Burlington, Genoa City, Kenosha, Lake Geneva, Lyons, Monroe, Pell Lake, Somers, Union Grove, Walworth, and Wind Lake. Each of the bank's offices is well maintained and adequately meets the needs of the bank.


ITEM 3: LEGAL PROCEEDING

         Neither the Corporation nor its subsidiary is a party, nor is any of their property, subject to any material existing or pending legal proceedings other than ordinary routine litigation incidental to its business. No officer, director, affiliate of the Corporation, or any of their associates is a party to any material proceedings adverse to the Corporation or its subsidiary.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No items were submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders through the solicitation of proxies or otherwise.


PART II


ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market price of common stock and related matters are presented in page the Annual Report to Shareholders for the year ended December 31, 1998 and are incorporated herein by reference.
         There were 751 holders of record of the Company's $1.00 par value common stock on December 31, 1998.


ITEM 6: SELECTED FINANCIAL DATA

         Selected financial data is presented on page 1 of the Annual Report to Shareholders for the year ended December 31, 1998 and is incorporated herein by reference.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations is presented on pages 28-31 of the Annual Report to Shareholders for the year ended December 31, 1998 and is incorporated herein by reference.


ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The following consolidated financial statements of the Registrant and its subsidiary included in the Annual Report to Shareholders for the year ended December 31, 1998 are incorporated herein by reference:

         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets
                  As of December 31, 1998 and 1997
         Consolidated Statements of Income
                  Years ended December 31, 1998, 1997, and 1996 Consolidated Statements of Changes in Components of Stockholder's Equity
                  Years ended December 31, 1998, 1997 and 1996
         Consolidated Statements of Cash Flows
                  Years ended December 31, 1998 1997, and 1996
         Notes to Consolidated Financial Statements


ITEM 9:  CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING AND
         FINANCIAL DISCLOSURES


         The Company had no disagreement with the accountants regarding any information presented.


PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on Tuesday, April 20, 1999, is incorporated herein by reference.


ITEM 11: EXECUTIVE COMPENSATION

         The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on Tuesday, April 20, 1999, is incorporated herein by reference.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on Tuesday, April 20, 1999, is incorporated herein by reference.



ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)      Transactions with management and other

                  None

(b)      Certain business relationships

                  None

(c)      Indebtedness of management

                  This information is presented on page 14, Note D of the Annual
                  Report  to  Shareholders,   and  is  incorporated   herein  by
                  reference.

(d)      Transactions with promoters

                  None


PART IV


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS AND FORM 8-K

(a)      (1)      Financial Statements (see ITEM 8 for listing).

         (2)  Financial   Statement   Schedules  (all  required   schedules  not
              applicable).

         (3)      Exhibits

         (3.1) Articles of Incorporation have been submitted with previous10-K reports.

         (13)     1998 Annual Report to Shareholders (contained herein).

         (22)     Notice of Annual Meeting and Proxy Statement.

(b)      Reports on Form 8-K

                  None

(c) Financial Statements and Financial Statement Schedules required to be filed as part of this report are included in the Annual Report To Shareholders, Note V, Pages 25-27.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



FIRST BANKING CENTER, INC.
Registrant



Date____________________                         By ___________________________
                                                 Brantly Chappell
                                                 Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*



--------------------------------                  -----------------------------
Brantly Chappell,                                 James Schuster,
Chief Executive Officer, Director                 Chief Financial Officer



--------------------------------                  -----------------------------
Melvin Wendt, Director                            Richard McKinney, Director



--------------------------------                  -----------------------------
John Smith, Director                              John Ernster, Director



--------------------------------                  -----------------------------
David Boilini, Director                           Pat Sebranek, Director



--------------------------------                  -----------------------------
Charles Wellington, Director                      Keith Blumer, Director



--------------------------------                  -----------------------------
Thomas Laken, Jr., Director                       Daniel Jacobson, Director

*Each of the above signatures is affixed as of March 31, 1999.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

(a)      Annual Report to Shareholders

(b) All proxy material in connection with the 1999 Annual Shareholders Meeting.




                           FIRST BANKING CENTER, INC.
                              400 Milwaukee Avenue
                           Burlington, Wisconsin 53105

                                 PROXY STATEMENT
                         ANNUAL MEETING OF SHAREHOLDERS
                                 April 20, 1999

The Annual Meeting of Stockholders of First Banking Center, Inc. (the "Corporation") will be held at 1:30 P.M. on April 20, 1999, at First Banking Center, Inc., 400 Milwaukee Avenue, Burlington, for the purposes set forth in the attached Notice of Annual Meeting. The accompanying Proxy is solicited on behalf of the Board of Directors of the Corporation in connection with such meeting or any adjournment(s) thereof. The approximate date on which the Proxy Statement and form of Proxy are expected to be sent to security holders is March 19, 1999.

                       VOTING OF PROXIES AND REVOCABILITY

When the Proxy is properly executed and returned to the Secretary of the Corporation, it will be voted as directed by the Stockholder executing the Proxy unless revoked. If no directions are given, the shares represented by the Proxy will be voted FOR the election of the nominees listed in the Proxy Statement, and FOR Proposals II and III. If additional matters are properly presented, the persons named in the Proxy will have discretion to vote in accordance with their own judgment in such matters. Any person giving a Proxy may revoke it at any time before it is exercised by the execution of another Proxy bearing a later date, or by written notification to the Secretary of the Corporation, Mr. John
S. Smith, Secretary of First Banking Center, Inc., 400 Milwaukee Avenue, Burlington, Wisconsin 53105. Stockholders who are present at the Annual Meeting may revoke their Proxy and vote in person if they so desire.

         VOTING SECURITIES, PERSONS ENTITLED TO VOTE AND VOTES REQUIRED

As of January 20, 1999, there were 1,488,631 shares of Common Stock ($1.00 par value) (the "Common Stock") of the Corporation outstanding. The Board of Directors has fixed March 5, 1999 as the record date and only stockholders whose names appear of record on the books of the Corporation at the close of business on March 5, 1999, will be entitled to notice of and to vote at the Annual Meeting or any adjournment(s) thereof. A stockholder is entitled to one vote for each share of stock registered in his or her name. A majority of the outstanding Common Stock will constitute a quorum for the transaction of business at the Annual Meeting. Abstentions will be treated as shares that are present and entitled to vote for purposes of determining the presence of a quorum, but as unvoted for purposes of determining the approval of any matter submitted to the shareholders for a vote. The eleven nominees for director who receive the largest number of affirmative votes cast at the Annual Meeting will be elected as directors. Proposals II and III are adopted if the votes cast in favor of the Proposals exceed the votes cast in opposition.

THE COST OF SOLICITATION OF THE PROXIES WILL BE BORNE BY FIRST BANKING CENTER, INC. IN ADDITION TO USE OF THE MAILS, PROXIES MAY BE SOLICITED PERSONALLY BY THE OFFICERS OF FIRST BANKING CENTER, INC., AND BY TELEPHONE.

The complete mailing address of First Banking Center, Inc. is 400 Milwaukee Avenue, P.O. Box 660, Burlington, Wisconsin, 53105.

                         PRINCIPAL HOLDERS OF SECURITIES

As of January 20, 1999, the Trust Department of a wholly owned subsidiary of the Corporation owned in a fiduciary capacity 178,024 shares of Common Stock, constituting 11.9% of the Corporation's outstanding shares entitled to vote. Sole voting and investment power is held with respect to 67,129 of such shares. The only shareholder known to the Corporation to own beneficially more than 5% of the outstanding Common Stock is Mr. Roman Borkovec. Mr. Borkovec's address is 31008 Weiler Road, Burlington, WI 53105. Mr. Borkovec's holdings consist of 57,325 shares held directly; 18,947 shares held in joint tenancy with his wife; and 8,151 shares held by his wife in which shares Mr. Borkovec disclaims voting and investment powers. The total shares owned by Mr. Borkovec and his wife represent 5.67% of the outstanding Common Stock.


                                   PROPOSAL 1

                              ELECTION OF DIRECTORS

It is the recommendation of the Board of Directors that 11 Directors be elected. Unless authority is withheld by your proxy, it is intended that the shares represented by the proxy will be voted FOR the 11 nominees listed below. All listed nominees are incumbent directors. All listed nominees are also directors of First Banking Center, (the "Subsidiary Bank") the wholly owned subsidiary located in Burlington, Wisconsin. If any nominee is unable to serve for any reason, the proxies will be voted for such person as shall be designated by the Board of Directors to replace such nominee. The Board has no reason to expect that any nominee will be unable to serve.

If Proposal II, as described below, is adopted, the Board will be divided into three (3) classes and Directors will be elected to hold office for initial terms of one (1), two (2) or three (3) years in accordance with the classification indicated below and until their successors are elected and qualified. After such terms of one (1), two (2) or three (3) years, as the case may be, each class of Directors will be elected to terms of three (3) years and until their successors are elected and qualified.

If Proposal II is not adopted, each of the eleven nominees will be elected for a one (1) year term expiring in the year 2000 and until their successors are elected and qualified.

                                                                                                                      Director
                                      Name and Background                                                              Since

Nominees for Directors for Term Expiring in 2000
(Class I Directors)
John S. Smith, age 39, has been President and Trust Officer of the Subsidiary Bank, since April 1994. Mr. Smith has been a director of the Subsidiary Bank, since 1992. He was Executive Vice President of the Subsidiary Bank,
    from 1990 to 1994....................................................................................................1992

John M. Ernster, age 49, has been Manager of Business Development for Wisconsin Electric Power Company since 1994 and has held various positions with Wisconsin Electric Power Company since 1972. He has been a director of the
    Subsidiary Bank, since 1991. ........................................................................................1992

Richard McKinney, age 61, was elected Vice Chairman of the Board in November of 1998. He has been President of
    Tobin Drugs, Inc., Burlington, Wisconsin since 1981, President of Amy's Hallmark, Burlington, Wisconsin, since
    1985 and owner of Sue's Hallmark, Lake Geneva, Wisconsin, since 1993. Mr. McKinney has been a director of the
    Subsidiary Bank, since May 1988......................................................................................1988

Keith Blumer, age 50, has been President and owner of Plainview Stock Farms, a cattle and grain farm operation near Albany, Wisconsin since 1979. Mr. Blumer was appointed to the Board in April 1998 and previously served on the Board of First Banking Center - Albany, a subsidiary bank of the Corporation, from 1985 until it was merged with First Banking Center, Burlington in April 1998. ................................................................1998

                                                                                                                      Director
                                      Name and Background                                                              Since

Nominees for Directors for Term Expiring in 2001
(Class II Directors)
David Boilini, age 46, has been President of J. Boilini Farms, a diversified commercial operation involved in the growing of vegetables and grain, as well as the production of mint for the flavoring industry since 1979. Mr.
    Boilini has been a director of the Subsidiary Bank, since February 1993..............................................1993

Thomas Lakin, Jr., age 56, has been President and owner of Finishing and Plating Services, a commercial electroplating job shop located in Kenosha, Wisconsin, since 1980. Mr. Laken was appointed to the Board in
    April of 1998. He has been a director of the Subsidiary Bank, since 1996. ...........................................1998

Patrick Sebranek, age 52, has been owner and editorial director of the Write Source, an educational development house for English textbooks since 1976. Mr. Sebranek has been a director of the Subsidiary Bank since September
    1995. ...............................................................................................................1996

Daniel T. Jacobson, age 41, is a CPA and partner in the firm of Reffue, Pas, Jacobson, & Koster, LLP in Monroe,
    Wisconsin. Mr. Jacobson has been with the accounting firm since 1979. Mr. Jacobson was appointed to the Board in April 1998 and previously served on the Board of First Banking Center - Albany, a subsidiary bank of the
    Corporation, from 1994 until it was merged with First Banking Center, Burlington in April 1998.......................1998

                                                                                                                      Director
                                      Name and Background                                                              Since

Nominees for Directors for Term Expiring in 2002
(Class III Directors)
Brantly Chappell, age 45, was hired as President and CEO of the Corporation in October 1997. At that time he was also appointed to the Board of the Corporation and the Board of the Subsidiary Bank. In April of 1998 Mr.
    Chappell was elected CEO of the Subsidiary Bank. From 1983 to 1997 Mr. Chappell held various senior management positions with Bank One most recently Executive Vice President/Market Manager of Madison Market. ....................1997

Melvin W. Wendt, age 60, was elected Chairman of the Board in November of 1998, he has owned and operated Mel
    Wendt Realty, a real estate brokerage firm, since 1964. Mr. Wendt has also served as Chairman of the Board of the Subsidiary Bank, since November 1998 has been a member of the Subsidiary Bank board since 1989. .................1989

Charles R. Wellington, age 49, has been a partner in the law firm of Kittelsen, Barry, Ross, Wellington, and
    Thompson since 1981. Mr. Wellington previously served on the Board of First Banking Center - Albany, a subsidiary bank of the Corporation, from 1989 until it was merged with First Banking Center, Burlington in
    April 1998. .........................................................................................................1996

Information Regarding Board of Directors and Committees

The Board of Directors of First Banking Center, Inc., held three meetings during the year of 1998.

All Directors attended at least 75% of the meetings of the Board of Directors and committees of which they were a member.

The committee and committee assignments are set forth below. In addition, Directors of the Corporation serve as Directors and committee members of the Corporation's subsidiary.

The Compensation Committee, whose members are Mr. Sebranek, Mr. McKinney and Mr. Laken, met two times during 1998. The committee's duties are to define personnel needs, establish compensation and fringe benefit guidelines, and evaluate senior management performance. The committee makes its recommendations to the full Board for their approval. The Audit Committee, whose members are Mr. Boilini, Mr. Sebranek, Mr. Lakin, and Mr. Jacobson met four times during 1998. The primary function is to verify and evaluate operational systems in the Corporation and to determine that proper accounting and audit procedures are being followed as established by company policies. Additionally, the Audit Committee makes recommendations as to the engagement of independent auditors. The Nominating Committee whose members are Mr. Wendt, Mr. Smith, Mr. Ernster, Mr. Chappell, and Mr. Wellington met once during 1998. The committee is responsible  for the  selection  of  nominees  to the  Board of  Directors.  The
Nominating Committee will consider nominees to the Board submitted by stockholders in writing to the Secretary of First Banking Center, Inc.
                            CERTAIN BENEFICIAL OWNERS


The following table sets forth information as to the beneficial ownership of shares of Common Stock of each director, each nominee for director, and each Named Executive Officer, individually, and all directors and executive officers of the Corporation, as a group. Except as otherwise indicated in the footnotes to the table, each individual has sole investment and voting power with respect to the shares of Common Stock set forth.

                                    .                       Common Stock directly,
Name and Other Position with                              indirectly or beneficially        Percent of
First Banking Center, Inc.                               owned as of January 20, 1999       Outstanding
--------------------------                               ----------------------------       -----------
Brantly Chappell (President & CEO)....................................2,457  (1) (2)            . 17%
John S. Smith (Secretary)............................................15,795  (1)                1.06%
Melvin W. Wendt (Chairman)...........................................11,763  (1)(3)             . 79%
Richard McKinney (Vice Chairman)......................................8,653  (1)(4)             . 58%
Keith Blumer..........................................................1,762  (1)(5)             . 12%
David Boilini........................................................10,512  (1)(6)             . 71%
John M. Ernster.......................................................1,666  (1)(7)             . 11%
Daniel T. Jacobson......................................................900  (1)(8)             . 06%
Thomas Lakin, Jr......................................................2,594  (1)(9)             . 17%
Patrick Sebranek......................................................4,114  (1)(10)            . 28%
Charles R.Wellington..................................................2,500  (1)(11)            . 17%
All directors and named executive officers as a group................62,716                     4.22%

<F1>
(1)......Includes  shares   issuable   pursuant  to  incentive   stock   options exercisable  within  sixty days of January 20, 1999 as follows Mr. Chappell,  667 shares,  Mr. Smith,  3,133 shares,  Mr. Wendt,  300 shares,  Mr. McKinney,  300 shares,
         Mr. Blumer,  300 shares,  Mr. Boilini,  300 shares, Mr. Ernster,  300 shares, Mr. Jacobson,  300 shares, Mr. Lakin, 100 shares, Mr. Sebranek, 200 shares, Mr. Wellington, 200 shares.
<F2>
(2)......Includes 707 shares held directly by Mr.  Chappell and 1,083 shares held by his wife in which Mr. Chappell disclaims voting or investment powers.
<F3>
(3)......Includes 2,325 shares held  directly by Mr. Wendt and 9,138 shares held in joint  tenancy  with his wife in which  shares
         Mr.  Wendt has shared voting and investment powers.
<F4>
(4)......Includes, 3,803 shares held directly by Mr. McKinney, 2,452 shares held in joint tenancy with his wife in which shares
         Mr.  McKinney  shares  voting and  investment  powers, and 2,098 shares held by his wife in which Mr.McKinney disclaims voting or investment powers.
<F5>
(5)......Includes  1,362 shares held  directly by Mr.  Blumer and 100 shares held in joint tenancy with his wife in which Mr. Blumer shares voting and investment powers.
<F6>
(6)......Includes  8,334 shares held directly by Mr. Boilini, and 1,878 shares owned by J. Boilini Farms which Mr. Boilini has shared voting and investment powers.
<F7>
(7)......Includes 1,196 shares held directly by Mr.  Ernster and 170 shares held by his wife in which shares Mr. Ernster disclaims voting or investment powers.
<F8>
(8)......Includes 400 shares held in joint tenancy with his wife in which shares Mr. Jacobson shares voting and investment powers,
         200 shares which Mr. Jacobson holds in custody for his daughter under the Wisconsin Uniform Gift to Minors Act.
<F9>
(9)......Includes 1,552 shares held  directly by Mr. Lakin, 696 shares held in joint tenancy with his wife in which shares Mr. Lakin shares voting and investment powers, and 246 shares held by his wife in which Mr. Lakin disclaims voting or investment powers.
<F10>
(10).....Includes  3,914  shares  held in joint  tenancy  with his wife in which shares Mr. Sebranek shares voting, and investment powers.
<F11>
(11).....Includes of 2,300 shares held directly by Mr. Wellington.

                            COMPENSATION OF DIRECTORS

Fees

Directors of the  Corporation  are paid the following  fees for their  services:
$425.00 per directors meeting, and $75.00 per committee meeting attended. If the Corporation's Board meetings are held in conjunction with the Subsidiary Bank meeting, the fee is $100.00 per meeting attended.

Pension Plan

First Banking Center (the "Bank"), a wholly-owned subsidiary of the Corporation, has entered into pension and death benefit agreements with its directors. Pursuant to the agreement, pension benefits accrue at the rate of $10,000 for each full year a director serves on the board for the first six years of service. Upon completing six full years of service, the director is entitled to ten annual payments of ten thousand dollars each. Payments will commence in January of the year in which the director attains the age of 65 years. Payments under the plan are funded through the purchase of life insurance. The Bank is the owner and beneficiary of such life insurance policies and is responsible for payment of the premium on such policies. Total deferred liability expense for the Directors' pension and death benefit agreements was $56,000, $55,000, and $55,000, respectively, for 1998, 1997, and 1996.

Deferred Compensation Plan

The Bank has also established a deferred compensation plan for its directors pursuant to which a director may have a portion of his/her director's fees deferred. Upon attaining the age of 65 or normal retirement, the Bank will pay monthly benefits for a period of 15 years. The amount of such payment is determined in each case by the amount of fees deferred and length of participation in the deferred compensation plan. Total deferred liability expense was $37,000, $40,000 and $18,000, respectively, for 1998, 1997, and
1996. Deferred directors' fees in each of the respective years were $4,200, $4,200 and $12,000.

Stock Option Plan

For a description of the Stock Option Plan see "EXECUTIVE COMPENSATION Incentive Stock Option Plan."

                                   PROPOSAL II

          Proposal to Amend the Corporation's Articles of Incorporation to Provide for Classification of Directors

On February 24, 1999, the Corporation's Board of Directors unanimously approved and recommended that the shareholders approve the adoption of Proposal II.

Description of Amendment

Proposal II if adopted, will amend Article VII of the Articles in its entirety to divide the Board of Directors into three classes of Directors serving staggered three-year terms after initial terms of one (1), two (2) and three (3) years. Proposal II is discussed in greater detail below.

If Proposal II is adopted by the shareholders, the amendment will become effective at the 1999 Annual Meeting of Shareholders of the Corporation. The full text of Proposal II is attached to this Proxy Statement as Exhibit A. The following summary of Proposal II is qualified in its entirety by reference to Exhibit A.

Proposed Article VII would divide the Board of Directors into three classes and provide that one class would be elected each year. Initially, however, members of all three classes would be elected at the 1999 Annual Meeting. As explained under "Election of Directors," the slate of eleven Directors nominated for election at the 1999 Annual Meeting will be proposed to be elected for three separate classes as follows: four Directors, constituting the "Class I Directors," will be elected for a one-year term expiring at the 2000 Annual Meeting; four Directors, constituting the "Class II Directors," will be elected for a two-year term expiring at the 2001 Annual Meeting; and three Directors, constituting the "Class III Directors," will be elected for a three-year term expiring at the Annual Meeting in the year 2002, If Proposal II is adopted, at each Annual Meeting after the 1999 Annual Meeting, Directors will be elected to serve for a three-year term. At present, all Directors of the Corporation are elected annually to serve one-year terms. The number of Directors to be elected at the 1999 meeting is eleven. The Board of Directors is presently comprised of eleven persons.

The number of Directors is presently established in the Corporation's Bylaws, which provide that the Board of Directors shall consist of no less than 5, nor more than 25 members, except that the Board may, by majority vote, increase the number of Directors. The Board may also fill any vacancies occurring on the Board.

Currently, any Director elected by the Board to fill a vacancy will serve only until the next Annual Meeting of Shareholders. Under proposed Article VII, any Director so elected to fill a vacancy will hold office for the same term as other Directors of the same class, and additional Directors would be apportioned among the three classes to make all classes as nearly equal as possible.

Reasons for and Effects of the Amendment

In recent years, there have been attempts by various individuals and entities to acquire significant minority positions in certain companies with the intent of obtaining actual control of the companies by electing their own slate of Directors, or achieving some other goal, such as the repurchase of their shares at a premium which would not be available to all shareholders. These individuals or groups try to elect a company's entire Board of Directors through a proxy contest or otherwise, even though they do not own a majority of its outstanding shares entitled to vote. Such dissident shareholders frequently disrupt the general business activity of a corporation solely for the purpose of causing it to repurchase their shares at a premium which is not made available to other shareholders, or causing the corporation to engage in a merger or other corporate transaction which may not be in the best interest of all shareholders.

The Board of Directors believes that adoption of Proposal II is advantageous to the Corporation and its shareholders because it will enhance the likelihood of continuity and stability in the composition of the Corporation's Board of Directors and in the policies formulated by the Board. The Board believes that this, in turn, will permit it to represent more effectively the interests of all shareholders in a variety of situations, including in particular, responding to circumstances created by demands or actions by a minority shareholder or group of shareholders. If Proposal II is adopted, the Board believes that it will be in a stronger position to resist the personal demands of a shareholder or group and would be able to act more effectively in the best interests of all shareholders. The Board believes that, if adopted, Proposal II will enable the Board to negotiate more effectively on behalf of, or to seek better alternatives for, all shareholders in a variety of situations that may be presented, whether or not related to attempts to effect a change in the ownership or control of the Corporation.

Because the amendment would delay their ability to obtain control of the Board and the Corporation the amendment set forth in Proposal II would discourage persons or groups from pursuing actions which are not in the interest of all shareholders. If Proposal II is adopted, it will generally take at least two annual meetings of shareholders to elect a majority of Directors. Under the Corporation's Articles and Bylaws as currently in effect, an entity controlling a large block of the Corporation's Capital Stock could possibly replace the entire Board at just one meeting of the Corporation's shareholders.

Disadvantages of the Proposed Amendment

Proposal II is designed to discourage certain hostile attempts to gain immediate control of the Corporation without purchasing all of the outstanding Capital Stock. However, Proposal II would apply to all shareholders, not just shareholders intent on exacting a benefit from the Corporation without regard to the interest of other shareholders. Under Proposal II, shareholders would have to act at two annual meetings in order to change majority control on the Board. Thus, Proposal II would make it impossible to effect an immediate change in the Board. A classified Board could delay shareholders who do not agree with the policies of the Board of Directors from removing a majority of the Board for up to two years.

The Board has no knowledge of any specific current efforts to accumulate the Corporation's Capital Stock or to obtain control of the Corporation by means of merger, tender offer, proxy contest or otherwise.

Conclusion

Because Proposal II limits shareholders authority, it involves certain disadvantages. Nonetheless, the Board believes that the advantages of adopting Proposal II outweigh any disadvantages and that it is prudent and in the best interest of all shareholders to adopt Proposal II. The Board believes that the advantages which will result from the greater assurance of Board continuity and Board review of acquisition proposals will outweigh any disadvantages which may result from discouraging potential acquirers from making an effort to obtain control of the Corporation.

Vote Required for the Adoption of Amendment and Board Recommendation

The amendment to the Articles of Incorporation is approved if the votes cast favoring the amendment exceed the votes cast in opposition to the amendment.

THE BOARD OF DIRECTORS RECOMMENDS THAT THE SHAREHOLDERS VOTE FOR PROPOSAL II. THE PROXIES SOLICITED BY THE BOARD OF DIRECTORS WILL BE SO VOTED UNLESS SHAREHOLDERS SPECIFY TO THE CONTRARY IN THEIR PROXIES OR SPECIFICALLY ABSTAIN FROM VOTING ON THIS MATTER.

If Proposal II is approved by the shareholders, the Corporation will amend its Bylaws to conform the Bylaws with the provisions of the amended Articles.


                             EXECUTIVE COMPENSATION

The following table sets forth information concerning paid or accrued compensation for services to the Corporation and its subsidiary for the fiscal years ended December 31, 1998, 1997 and 1996 earned by or awarded or paid to the persons who were chief executive officer and other executive officers of the Corporation (the "Named Executive Officers") whose salary and bonus exceeded $100,000 during 1998.

                           Summary Compensation Table

============================ =========================================================== =======================================
                                                                                                       Long-Term
                                                 Annual Compensation                                   Compensation
                                                                                                         Awards
============================ =========================================================== =======================================
============================ --------- -------------- ------------- -------------------- -------------------- ==================
                                                                                              Securities
         Name and                          Salary         Bonus            Other              Underlying          All Other
         Principal             Year          ($)           ($)            Annual             Options/SARs           Comp.
         Position                                                        Comp.(1)        (#)
============================ ========= ============== ============= ==================== ==================== ==================
Brantly Chappell,              1998      $165,000                                                 2,000       $14,000(2)
President and CEO              1997      $ 19,000                                                 4,000       $ -0-
                               1996         -0- (3)

John S. Smith                  1998      $101,000        $7,000                                   4,000       $  6,000(4)
Secretary                      1997             (5)
                               1996             (5)

============================ ========= ============== ============= ==================== ==================== ==================

*        Messrs.  Chappell  and Smith also serve in various  capacities  as  directors  and/or  officers of the  Corporation's subsidiary.
<F1>
(1)      Aggregate  amount of other annual  compensation  does not exceed the lesser of $50,000 or 10% of executive  officer's salary and bonus, and therefore no disclosure is made.
<F2>
(2)      Contribution to the Corporation's  Defined  Contribution  (401(k)) Plan of $2,000;  accrued liability with respect to
         Salary Continuation Agreement of $12,000.
<F3>
(3)      Mr.  Chappell  commenced  employment  with  Corporation  in  1997.
<F4>
(4)      Contribution to the Corporation's Defined Contribution (401(k)) Plan of $5,000; accrued liability of $1,000 under the
         Directors'  pension plan of  First  Banking   Center,   the  wholly  owned   subsidiary  of  the Corporation.
<F5>
(5)      No disclosure is made because Mr. Smith did not meet the definition of "Named Executive Officer" in 1997 and 1996.

Employment Agreement and Salary Continuation Agreement

Effective October 6, 1997, the Corporation and Mr. Brantly Chappell entered into an employment agreement (the "Chappell Employment Agreement") pursuant to which Mr. Chappell will serve as President and Chief Executive Officer of the Corporation. The Chappell Employment Agreement has an initial term of two years, and is automatically renewed for an additional year at each anniversary date unless either party gives written notice that no such renewal shall occur.

Under the Chappell Employment Agreement, Mr. Chappell will perform the customary duties of the Chief Executive Officer of the Corporation, as further set forth in the Corporation's Bylaws and as may, from time to time, be determined by the Corporation's Board of Directors. As compensation for such service, the Corporation will pay Mr. Chappell the greater of $165,000 annually or compensation as may be established from time to time during the employment period by the Board of Directors of the Corporation. During the employment period, Mr. Chappell is entitled to participate in such other benefits of employment such as are generally made available to executive officers of the Corporation and its subsidiary.

The Chappell Employment Agreement further provides that on or before December 31, 1997, the Corporation shall grant Mr. Chappell an option to purchase 2,000 shares of the Corporation's common stock, and on or before December 31, 1998, an additional option to purchase 2,000 shares of the Corporation's common stock shall be granted to Mr. Chappell. Both options are granted pursuant to the terms and conditions of the Corporation's 1994 Incentive Stock Plan. The exercise price for each grant is 100% of the market price of the stock on the date of grant.

If the Chappell Employment Agreement is terminated by the Corporation other than for reasons of Mr. Chappell's death, disability or retirement, or without "cause" as defined in the Chappell Employment Agreement; or if Mr. Chappell terminates the Chappell Employment Agreement following a "change in control" as defined in the Chappell Employment Agreement, then Mr. Chappell shall be entitled to receive severance payments equal to $75,000 annually for a period of two years from the termination date. In addition to the aforementioned severance payments, Mr. Chappell will be entitled to fringe benefits for the two-year period during which he is entitled to severance payments.

If Mr. Chappell is terminated due to disability, as defined in the Chappell Employment Agreement, he will be entitled to payment of his salary for one year at the rate in effect at the time notice of termination is given. Such disability payments will be reduced by payments received under any disability plan or Social Security or other governmental compensation program. If termination occurs for any reason other than those enumerated, the Corporation will be obligated to pay the compensation and benefits only through the date of termination.

The Chappell Employment Agreement provides that during the employment period and for one (1) year thereafter, Mr. Chappell shall not engage in any activity which will result in his competing with the Corporation or its subsidiary.

To further the objective of providing continued successful operation of the Corporation and its subsidiary and to provide additional incentive for Mr. Chappell to enter into the Chappell Employment Agreement, the Corporation and
Mr. Chappell have entered into a Salary Continuation Agreement (the "Continuation Agreement") as of October 6, 1997. The Continuation Agreement provides for monthly payments of $5,833.33 upon retirement at age 65 for the remainder of Mr. Chappell's life, with a guarantee of 180 such monthly payments to Mr. Chappell or his beneficiaries.

Upon Mr. Chappell's voluntary termination of employment prior to age 65 for reasons other than death or disability or upon Mr. Chappell's discharge at any
time  "for  cause"  as  defined  in  the  Chappell  Employment  Agreement,   the
Corporation will not be obligated to pay any benefits pursuant to the Continuation Agreement; however, if Mr. Chappell incurs voluntary or involuntary termination of employment prior to age 65 for reasons other that death, disability, or discharge for cause, but on or after a change in control as defined in the Continuation Agreement, Mr. Chappell will be entitled to the benefits payable under the Continuation Agreement.

The benefits provided in the Continuation Agreement will be funded through the purchase of single premium life insurance policies with cash value sufficient to fund the payments required under the Continuation Agreement.

The Board of Directors believes that Mr. Chappell will substantially contribute to the successful and profitable operation of the Corporation and its subsidiary, and such contribution will result in substantial enhancement of shareholder value. For these reasons and to provide management continuity, the Board of Directors has determined that the Chappell Employment Agreement and Continuation Agreement are in the best interest of the Corporation, its subsidiary and its shareholders.


401(k) Profit Sharing Plan

The Corporation has a trusteed 401(k) profit sharing plan covering substantially all employees of the Corporation and its subsidiary. The plan allows for voluntary employee contributions. Total contributions to the 401(k) Plan by the Corporation were $149,000 in 1998, $132,000 in 1997 and $98,000 in 1996.

Incentive Stock Plan

The following table presents information about stock options granted during 1998 to the executive officers named in the Summary Compensation Table.

                           Stock Option Grants in 1998
                                Individual Grants
========================== ------------------------- -------------------------- ------------------------- =========================
                                  Number of              Percent of Total
                                  Securities            Options Granted to
                                  Underlying               Employees in                 Exercise                 Expiration
          Name                    Options(1)              Fiscal Year(1)                  Price                     Date
========================== ========================= ========================== ========================= =========================
Brantly Chappell                     4,000                     8.27%                     $32.50                   11/09/03
John Smith                           4,000                     8.27%                     $32.50                   11/09/03
========================== ========================= ========================== ========================= =========================

<F1>
(1)      All options granted in 1998 were granted under the 1994 Incentive Stock Plan.

The following table presents information concerning stock options exercised during 1998. Also shown is information on unexercised options as of December 31, 1998.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values
====================== ---------------- ---------------- ----------------------------------- ===================================
                                                                                                   Value of Unexercised,
                                                                    Number of                     In-the-Money Options(3)
                            Shares           Value                 Unexercised                           at FY End
       Name                Acquired      Realized(1)(2)         Options at FY End            Exercisable        Unexercisable
                          On Exercise                    Exercisable        Unexercisable
====================== ================ ================ =================================== ===================================
      Brantly
     Chappell                 -0-            -0-                 667               5,333       $3,000                $6,500
                              500          $6,750
       John                                                    3,133               4,967
       Smith                                                                                  $28,000                $8,500
====================== ================ ================ =================================== ===================================

<F1>
(1)     The exercise price for each grant was 100% of the market value of the shares on the date of grant.
<F2>
(2)     Represents market price at date of exercise, less option  price,  times  number of  shares.
<F3>
(3)     For  valuation  purposes,  a December 31, 1998, market price of $32.50.

On August 8, 1994, the Board of Directors of the Corporation adopted the First Banking Center, Inc. 1994 Incentive Stock Plan (the "Plan") which was approved by the shareholders on April 11, 1995.

The Plan  replaced the 1984  Incentive  Stock Plan,  which  terminated in
April 1994. The purpose of the Plan is to advance the interests of the Corporation and its subsidiary by encouraging and providing for the acquisition of an equity interest in the Corporation by key employees and by enabling the Corporation and its subsidiary to attract and retain the services of employees upon whose skills and efforts the success of the Corporation depends. In addition the Plan is designed to promote the best interests of the Corporation and its shareholders by providing a means to attract and retain competent directors who are not employees of the Corporation or of its subsidiary.

Summary Description

The following summary description of the Plan is qualified in its entirety by reference to the full text of the Plan, a copy of which may be obtained upon request directed to the Corporation's Secretary at First Banking Center, Inc., 400 Milwaukee Avenue, Burlington, WI 53105. For recommended changes to the plan please refer to Proposal III below.

The Plan is administered by the Compensation Committee of the Board, consisting of not less than three (3) directors (the "Committee"). The Committee is comprised of directors who are disinterested persons within the meaning of Rule 16b-3 as promulgated by the Securities and Exchange Commission. Subject to the terms of the Plan and applicable law, the Committee has the authority to: establish rules for the administration of the Plan; select the individuals to whom options are granted; determine the numbers of shares of Common Stock to be covered by such options; and take any other action it deems necessary for administration of the Plan.

Participants in the Plan consist of all members of the Board of Directors of the Corporation who are not employees of the Corporation or its subsidiary, and individuals selected by the Committee. Those selected individuals may include any executive officer or employee of the Corporation or its subsidiary and non-employee directors of the subsidiary who, in the opinion of the Committee, contribute to the Corporation's growth and development.

Subject to adjustment for dividends or other distributions, recapitalization, stock splits or similar corporate transactions or events, the total number of shares of Common Stock with respect to which options may be granted pursuant to the Plan is 300,000. The shares of Common Stock to be delivered under the Plan may consist of authorized but unissued stock or treasury stock.

The Committee may grant options to key employees and non-employee directors (other than directors of the Corporation) as determined by the Committee. The Committee has complete discretion in determining the number of options granted to each such grantee. The Committee also determines whether an option is to be an incentive stock option within the meaning of Section 422 of the Internal Revenue Code or a nonqualified stock option. Following the first grant of options in December 1994, each non-employee director of the Corporation will automatically be granted a nonqualified stock option to purchase 100 shares of Common Stock in December of each succeeding year.

The exercise price for all options granted pursuant to the Plan is the fair market value of the Common Stock on the date of grant of the option; however, in case of options granted to a person then owning more than 10% of the outstanding Common Stock, the option price will not be less than 110% of the fair market value on such date. The Committee will determine the method and the form of payment of the exercise price. The payment may be in form of cash, Common Stock, other securities or other property having a fair market value equal to the exercise price.

Except for options granted to non-employee directors of the Corporation, options granted pursuant to the Plan expire at such time as the Committee determines at the time of grant, provided that no option may be exercised after the fifth anniversary date of its grant. Options granted to directors of the Corporation expire on the fifth anniversary of the date of grant. Options are exercisable in increments of one-third on the first, second and third anniversaries of the date of grant.

Stock acquired pursuant to the Plan may not be sold or otherwise disposed of within 5 years from the date of exercise, except by gift, bequest or inheritance or in case of participant's disability or retirement. The Corporation also has a "right of first refusal" pursuant to which any shares of Common Stock acquired by exercising an option must first be offered to the Corporation before they may be sold to a third party. The Corporation may then purchase the offered shares on the same terms and conditions (including price) as applied to the potential third-party purchaser.

The Board of Directors of the Corporation may terminate, amend or modify the Plan at any time, provided that no such action of the Board, without approval of the shareholders may: increase the number of shares which may be issued under the Plan; materially increase the cost of the Plan or increase benefits to participants; or change the class of individuals eligible to receive options.

The following is a summary of the principal federal income tax consequences generally applicable to awards under the Plan. The grant of an option is not expected to result in any taxable income for the recipient. The holder of an Incentive Stock Option generally will have no taxable income upon exercising the Incentive Stock Option (except that a liability may arise pursuant to the alternative minimum tax), and the Corporation will not be entitled to a tax deduction when an Incentive Stock Option is exercised. Upon exercising a nonqualified stock option, the optionee must recognize ordinary income equal to the excess of the fair market value of the shares of common stock acquired on the date of exercise over the exercise price, and the Corporation will be entitled at that time to a tax deduction for the same amount. The tax consequences to an optionee upon disposition of shares acquired through the exercise of an option will depend on how long the shares have been held and upon whether such shares were acquired by exercising an Incentive Stock Option or by exercising a nonqualified stock option. Generally, there will be no tax consequences to the Corporation in connection with the disposition of shares acquired under an option.

                        COMPENSATION COMMITTEE REPORT ON

                             EXECUTIVE COMPENSATION

General Policy

The compensation objective of the Corporation and its subsidiary is to link compensation with corporate and individual performance in a manner which will attract and retain competent personnel with leadership qualities. The process gives recognition to the marketplace practices of other banking organizations.

Toward the end of achieving long-term goals of the shareholders, the compensation program ties a significant portion of total compensation to the financial performance of the Corporation in relation to its peer group. The Compensation Committee makes recommendations on the compensation of the Corporation's officers to the Board of Directors. The Compensation Committee's recommendations reflect its assessment of the contributions to the long-term profitability and financial performance made by individual officers. In this connection, the Committee considers, among other things, the type of the officer's responsibilities, the officer's long-term performance and tenure, compensation relative to peer group and the officer's role in ensuring the financial success of the Corporation in the future. Financial performance goals considered by the Committee include earnings per share, return on assets, return on equity, asset quality, growth and expense control.

In addition to measuring performance in light of these financial factors, the Committee considers the subjective judgment of the Chief Executive Officer in evaluating performance and establishing salary, bonus and long-term incentive compensation for individual officers, other than the Chief Executive Officer. The Committee independently evaluates the performance of the Chief Executive Officer, taking into consideration such subjective factors as leadership, innovation and entrepreneurship in addition to the described financial goals.

Base Salary

In determining salaries of officers, the Committee considers surveys and data regarding compensation practices of financial institutions of similar size, adjusted for differences in product lines, nature of geographic market and other relevant factors. The Committee also considers the Chief Executive Officer's assessment of the performance, the nature of the position and the contribution and experience of individual officers (other than the Chief Executive Officer). The Committee independently evaluates the Chief Executive Officer's performance and compares his compensation to peer group data.

Annual Bonuses

Officers and employees of the Corporation and its subsidiary are awarded annual bonuses at the end of each year at the discretion of the Committee. The amount of the bonus, if any, for each officer (other than the Chief Executive Officer) is recommended to the Committee by the Chief Executive Officer based upon his evaluation of the achievement of corporate and individual goals and his assessment of subjective factors such as leadership, innovation and commitment to the corporate advancement. The Corporation's annual incentive bonus is based on meeting specific financial performance targets pursuant to a bonus plan. The plan provides for a range of bonus awards based, among other things, upon return on assets. The minimum target goal for return on assets is 1%, which is required for payment of a bonus.

Chief Executive Officer Compensation

The compensation for the Chief Executive Officer was established at a level which the Committee believed would approximate the compensation of chief executive officers of similar organizations and would reflect prevailing market conditions. The Committee also took into consideration a variety of factors, including the achievement of corporate financial goals and individual goals. The financial goals included increased earnings, return on assets, return on equity and asset quality. No formula assigning weights to particular goals was used, and achievement of other corporate performance goals was considered in general. The Chief Executive Officer was also awarded incentive stock options under the Corporation's Incentive Stock Plan. Based upon its review of the Corporation's performance, the Committee believes that the total compensation awarded to the Chief Executive Officer for 1998 is fair and appropriate under the circumstances.

Stock Options

The Committee administers the 1994 Incentive Stock Plan. Stock options are designed to furnish long-term incentives to the officers of the Corporation to build shareholder value and to provide a link between officer compensation and shareholder interest. The Committee made awards under the Stock Option Plan to the officers of the Corporation and its subsidiary in 1998. Awards were based upon performance, responsibilities and the officer's relative position and ability to contribute to future performance of the Corporation. In determining the size of the option grants (except grants to the Chief Executive Officer), the Committee considered information and evaluations provided by the Chief Executive Officer. The award of option grants to the Chief Executive Officer was based on the overall performance of the Corporation and on the Committee's assessment of the Chief Executive Officer's contribution to the Corporation's performance and his leadership.

The Committee

The Compensation Committee currently has three members. No member of the Committee is an employee or officer of the Corporation or of its subsidiary. None of the Committee members has interlocking relationships as defined by the Securities and Exchange Commission, with the Corporation or its subsidiary. The Committee is aware of the limitations imposed by Section 162(m) of the Internal Revenue Code of 1986, as amended, on the deductibility of compensation paid to certain senior executives to the extent it exceeds $1 million per executive. The Committee's recommended compensation amounts meet the requirements for deductibility.

The Compensation Committee: Patrick Sebranek, Richard McKinney, Thomas Lakin,Jr.


The following table shows the cumulative total stockholder return on the Company's Common Stock over the last five fiscal years compared to the returns of the Standard & Poor's 500 Stock Index and the NASDAQ Bank Index:

                                PERFORMANCE TABLE

(INSERT PERFORMANCE GRAPH)
                              12/31/93     12/31/94     12/31/95     12/31/96     12/31/97     12/31/98
First Banking Center, Inc.         100          133          149          176          200          232
S&P 500                            100          101          140          171          228          294
NASDAQ Bank Index                  100          100          148          191          318          285

                                  Proposal III

                Proposal to Amend the First Banking Center, Inc.
                            1994 Incentive Stock Plan

Summary of Proposal

     In 1995, the shareholders of the Corporation approved the 1994 Incentive Stock Plan (the "Plan"). A summary description of the Plan is provided under "EXECUTIVE COMPENSATION - Incentive Stock Plan" in this Proxy Statement. On February 24, 1999, the Board of Directors of the Corporation adopted, subject to shareholder approval, four amendments to the Plan. The full text of the amendments is set forth in Exhibit B and the following summary discussion is qualified by reference to Exhibit B.

Proposed Amendment 1:
Section 7.2 of the Plan currently provides for the annual grant to each non-employee director of the Corporation a nonqualified stock option to purchase 100 shares of Common Stock. Such option is automatically granted in December of each year. The option price is equal to the fair market value of the Common Stock on the date of grant.

Under the proposed amendment, beginning in December of 1998, the nonqualified stock option granted would provide for the purchase of 500 shares of Common Stock at an option price equal to the fair market value of the Common Stock on the date of grant. Section 7.2 would also be amended to provide for an expiration date for exercising options of ten years, instead of the present five years.

Proposed Amendment 2:

Section 7.5 of the Plan currently provides that each option shall expire at such time as the Committee shall determine, provided, however, that no option shall be exercisable later than the fifth anniversary date of grant.

Under the proposed amendment, such maximum exercise period would be extended to the tenth anniversary date of its grant. However, options held by a person owning more than 10% of the Common Stock would remain subject to the five-year exercise period.

Proposed Amendment 3:

Section 8 of the Plan currently provides that except upon the occurrence of certain events, Common Stock acquired upon the exercise on an option may not be sold or otherwise disposed of within the five-year period following the date of exercise.

Under the proposed amendment, the period within which the option stock could not be sold would be reduced to the later of two years from the date of grant or one year from the date of exercise of the option.

Proposed Amendment 4:

This amendment provides certain protections to option-holders in the event of a "Change In Control" as defined in proposed Section 17 of the Plan. Section 17 would be added to the existing Plan and would provide for immediate vesting and the ability to immediately exercise in full all options granted but unexercised in the event of change in control of the Corporation.

Under the current provisions of the Plan, and under terms of outstanding option agreements, options are exercisable as to one-third of the shares on the first anniversary date of the date of grant, another one-third on the second anniversary of the date of grant and as to the remaining shares on the third anniversary of the date of grant. Added Section 17 would accelerate such exercise dates and would enable holders of unexercised options to exercise such options immediately upon the occurrence of an event which meets the definition of a "Change In Control" under proposed Section 17 of the Plan.

Reasons for the Amendments:

As to proposed Amendment 1, the board believes that the success of the Corporation depends to a large extent on its continued ability to attract and retain directors with relevant and beneficial experience who are motivated to exert their best efforts on behalf of the Corporation. The Board and management have reviewed the Corporation's current arrangements for compensation of directors and believe that an increase in option awards will promote the long-term success of the Corporation by further aligning the interest of the non-employee directors with the interests of the Corporation and its stockholders.

Proposed Amendments 2 and 3 are designed to eliminate unnecessarily burdensome restrictions on the right of option holders to exercise options and dispose of the option shares when personal financial circumstances would dictate a postponement in exercising options or would make an earlier sale of the option shares advisable. The present requirements regarding exercising of options and sale of option shares detract from the benefits the Plan was intended to provide and are more restrictive than provisions found in the majority of option plans maintained by the Corporation's competitors. The Corporation's Directors believe that implementation of proposed Amendments 2 and 3 will provide further incentives for key employees and non-employee directors to advance the interests of the Corporation and its shareholders.

Proposed Amendment 4 is designed to protect the rights of holders of previously granted options in case of a change in control of the Corporation. Many, if not the majority of the companies with which the Corporation must compete for the services of highly skilled employees and experienced and motivated non-employee directors have provided for the protection of the option holders upon a change in control. The Directors believe that the proposed change in control amendment is appropriate to safeguard the rights of participants in the Plan and carry out the intent and purpose of the Plan.

Voting Requirements and Recommendations:

The amendments of the 1994 Incentive Stock Plan are adopted if the votes cast in favor of the amendments exceed the votes cast in opposition.

The Directors and management of the Corporation have a personal interest in the ratification of the proposed amendments to the 1994 Incentive Stock Plan. Nevertheless, the Board and management believe that the proposed amendments are in the best interests of the Corporation and its shareholders. THEREFORE, THE BOARD OF DIRECTORS AND MANAGEMENT OF THE CORPORATION RECOMMEND THAT THE SHAREHOLDERS VOTE FOR THE RATIFICATION OF THE PROPOSED AMENDMENTS.


                      ADDITIONAL INFORMATION ON MANAGEMENT

Transactions With Directors and Officers

Certain directors and executive officers of the Corporation, and their related interests had loans outstanding in the aggregate amounts of $1,198,000 and $1,210,000 at December 31, 1998 and 1997, respectively. During 1998, $1,178,000 of new loans were made to directors and executive officers and their interests and repayments made by them totaled $1,190,000. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risks of collectability or present other unfavorable features. The loans to directors and executive officers and their related business interests at December 31, 1998 represented 3.76% of stockholders equity.

Section 16 Reports

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, the Corporation's directors and executive officers and shareholders holding more than 10% of the outstanding stock of the Corporation (the "insiders") are required to report their initial ownership of stock and any subsequent change in such ownership to the Securities and Exchange Commission and the Corporation (the "16(a) filing requirement"). Specific time deadlines for the 16(a) filing requirements have been established by the Securities and Exchange Commission.

To the Corporation's knowledge, and based solely upon a review of the copies of such reports furnished to the Corporation, all 16(a) filing requirements applicable to Insiders during 1998 were satisfied on a timely basis.

                RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS

Virchow, Krause & Company, LLP performed a complete audit of First Banking Center, Inc. during 1998 and provided a certified financial statement for the years ended December 31, 1998 and 1997.

Virchow, Krause & Company, LLP also performed a non-audit function for the Corporation consisting of the preparation of the Corporation's 1998 Income Tax returns. No representative of Virchow, Krause & Company, LLP will be present at the Annual Stockholders' Meeting on April 20, 1999. The Board of Directors will engage the services of a public accounting firm to provide a certified financial statement for 1999. The Board will select such accounting firm at its annual Directors Meeting.

                            PROPOSALS BY STOCKHOLDERS

Shareholders' proposals to be presented at the 2000 Annual Stockholders' Meeting must be received by the Corporation at its principal office, 400 Milwaukee Avenue, Burlington, Wisconsin, on or before November 20, 1999.

                                  MISCELLANEOUS

Management does not intend to bring any other matters before the meeting and knows of no matters to be brought before the meeting by others. If any other matters properly come before the meeting, it is the intention of the persons named in the accompanying proxy to vote said proxy in accordance with their best judgment.

A COPY OF THE FIRST BANKING CENTER, INC. ANNUAL REPORT ON FORM 10-K INCLUDING FINANCIAL STATEMENTS AND SCHEDULES FILED WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES EXCHANGE ACT OF 1934 WILL BE MADE AVAILABLE TO STOCKHOLDERS UPON WRITTEN REQUEST AT NO CHARGE. REQUESTS SHOULD BE ADDRESSED TO:
Mr. John S. Smith, Secretary, First Banking Center, Inc., 400 Milwaukee Avenue, P.O. Box 660, Burlington, Wisconsin, 53105.

BY ORDER OF THE BOARD OF DIRECTORS

JOHN S. SMITH, SECRETARY

Burlington, Wisconsin
March 19, 1999

EXHIBIT A

              PROPOSED ARTICLE VII OF THE ARTICLES OF INCORPORATION
                          OF FIRST BANKING CENTER, INC.

                                   ARTICLE VII

The business and affairs of the Corporation shall be managed by a Board of Directors. The number of directors shall be not less than five (5) nor more than twenty-five (25), the exact number to be determined from time to time by resolution adopted by affirmative vote of a majority of Directors then in office. The directors shall be divided into three classes, designated Class I, Class II and Class III, and the term of office of directors of each class shall be three years following the initial term of one (1), year for Class I Directors, two(2) years for Class II Directors and three (3) years for Class III Directors. Each class shall consist, as nearly as possible, of one-third of the total number of directors constituting the entire Board of Directors. If the number of directors is changed by resolution of the Board of Directors pursuant to this Article VII, any increase or decrease shall be apportioned among the classes so as to maintain the number of directors in each class as nearly equal
as possible,  but in no case   shall a decrease in the number directors shorten
the term of any incumbent director.

A director shall hold office until the Annual Meeting for the year in which his term expires and until his successor shall be elected and shall qualify. Any newly created directorship resulting from an increase in the number of directors and any other vacancy on the Board of Directors, however caused, shall be filled by the vote of a majority of the directors then in office, provided, however, that if the number of directors is increased, not more than two such newly created directorships may be filled by the directors in any period between Annual Meetings of shareholders. Any director so elected to fill any vacancy in the Board of Directors, including a vacancy created by an increase in the number of directors, shall hold office for the remaining term of directors of the class to which he has been elected and until his successor shall be elected and shall qualify.

EXHIBIT B

                   AMEDMENTS OF THE 1994 INCENTIVE STOCK PLAN

The four proposed amendments would amend Section 7.2, Section 7.5 and Section 8 and would add a new Section 17, as follows:

1.       Section 7.2 Grant of Options to Board of Directors reading as follows:

         "Simultaneously with the first grant of Options under the Plan in December 1994, each Board Director shall automatically be granted a nonqualified stock option to purchase 100 shares of Stock. Thereafter, simultaneously with the grant of Options under the Plan to other Participants in each December beginning in 1995 (or, if no such grants are made in a particular year, then on December 31 of such year), each Board Director shall automatically be granted a nonqualified stock option to purchase 100 shares of Stock. Each such option shall have an Option price equal to the Fair Market Value of the Stock on the date of grant, shall expire on the fifth (5th) anniversary of the date of grant, and shall be first exercisable as to one-third (1/3) of the shares on the first anniversary of the date of the grant, as to another one-third (1/3) of the shares on the second anniversary of the date of the grant as to the remaining shares on the third anniversary of the date of the grant."

is deleted in its entirety and the following is inserted in lieu thereof:

         Section 7.2 Grant of Options to Board of Directors

         "Simultaneously with the first grant of Options under the Plan in December, 1994, each Board Director shall automatically be granted a nonqualified stock option to purchase 100 shares of Stock. Thereafter, simultaneously with the grant of Options under the Plan to other Participants in each December beginning in 1995 (or, if no such grants are made in a particular year, then on December 31 of such year), each Board Director shall automatically be granted a nonqualified stock option to purchase 100 Shares of Stock. Beginning in December of 1998 and in each December thereafter, each Board Director shall automatically be granted a nonqualified stock option to purchase 500 shares of Stock. Each such Option shall have an Option price equal to the Fair Market Value of the Stock on the date of grant, shall expire on the tenth (10th) anniversary of the date of grant, and subject to
         Section 17 shall be first exercisable as to one-third (1/3) of the shares on the first anniversary of the date of grant, as to another one-third (1/3) of the shares on the second anniversary of the date of grant and as to the remaining shares on the third anniversary of the date of the grant."


2.       Section 7.5: Duration of Options reading as follows:

         "Subject to the provisions of Section 7.2 in the case of Options granted to Board Directors, each Option shall expire at such time as the Committee shall determine at the time it is granted, provided, however, that no Option shall be exercisable later than the fifth (5th) anniversary date of its grant."

is deleted in its entirety and the following is inserted in lieu thereof:

         Section 7.5 Duration of Options

         "Subject to the provisions of Section 7.2 in the case of Options granted to the Board Directors, each Option shall expire at such time as the Committee shall determine at the time it is granted, provided, however, that no Option shall be exercisable later than the tenth
         (10th) anniversary of its grant and provided further that in no event shall any Option granted to a person then owning more than 10% of the Corporation's outstanding stock be exercisable after the expiration of five (5) years from the date of grant thereof."

3.       Section 8 Additional Transfer Restrictions, reading as follows:

         "No Participant may sell or otherwise dispose of Stock acquired upon the exercise of an Option within the five (5) year period beginning on the date of exercise, except that (a) subject to the provisions of
         Section 10.4, the Participant may dispose of the Stock by gift, bequest or inheritance at any time, and (b) in the case of a Participant's total and permanent disability or early or normal retirement, the Participant may sell, encumber of otherwise dispose of the stock at any time after the expiration of one (1) year after the date of exercise of the option and two (2) years after the date of grant of the Option pursuant to which the Stock was acquired."

is deleted in its entirety and the following is inserted in lieu thereof:

         "No participant may sell or otherwise dispose of Stock acquired upon the exercise of an Option before the later of the expiration of the two-year period beginning on the date of the grant of the Option or the expiration of the one-year period beginning on the date of the exercise of such Option, provided that a Participant may dispose of the Stock by gift, bequest or inheritance at any time."

4.       Section 17 - Change in Control is added as follows:

         Section 17 - Change in Control

         a) For purposes f this Plan, a "Change in Control" shall mean and include any transaction or series of transactions pursuant to which any person (as defined in Section 3(a) (9) and 13(d) of the Securities Exchange Act of 1934 (the "Exchange Act")), acting directly or indirectly, acquires or becomes the beneficial owner (as defined in Rule 13(d)-3 promulgated pursuant to the Exchange
              Act) of twenty-five percent (25%) or more of the outstanding stock or substantially all of the assets of the Corporation or any of its subsidiaries, or pursuant to which the Corporation or any of its subsidiaries shall merge, consolidate or liquidate with or into another corporation or business entity. For purposes of this Section 17, a "Change in Control" shall occur upon the earlier of i) the execution of any legally binding agreement or other document of any nature (including without limitation a stock purchase agreement, merger or consolidation agreement, plan of liquidation, asset purchase agreement) which will result in such acquisition, ownership, merger, consolidation or liquidation or (ii) the consummation of the aforedescribed events. "Change in Control" shall not refer to or include any transaction involving only entities controlled directly or indirectly by the Corporation.

         b) Upon a Change in Control, the Options granted pursuant to this Plan shall become fully vested and immediately exercisable in full, the to extent that the Options had not theretofore become exercisable, notwithstanding any other provisions of this Plan.

                                  SCHEDULE 14A

                                 (RULE 14A-101)

                     INVORMATION REQUIRED IN PROXY STATEMENT
                            SCHEDULE 14A INFORMATION

                Proxy Statement Pursuant to Section 14(a) of the
                         Securities Exchange Act of 1934
                               (Amendment No. ___)

Filed by Registrant.........................|X|

Filed by a party other than the registrant..| |


Check appropriate box:


    | |Preliminary proxy statement          | | Soliciting  material  pursuant
                                                to Rule 14a-11(c)or Rule 14a_12.

    |X|Definitive proxy statement           | | Confidential for   use  of  the
                                                Commission only(as permitted by
                                                Rule 14a-6(e)(2)).

    | |Definitive additional material


                           First Banking Center, Inc.
                (Name of Registrant as Specified in its Charter)



Payment of filing fee (check the appropriate box):


|X|          No fee required

| | Fee computed on table below per Exchange Act Rules 14a-6(I)(1) and 0-11.

                           FIRST BANKING CENTER, INC.

                              400 Milwaukee Avenue
                           Burlington, Wisconsin 53105
                                 (414) 763-3581

                    NOTICE OF ANNUAL MEETING OF STOCKHOLDERS

                                 APRIL 20, 1999

To the Stockholders of First Banking Center, Inc.

Notice is hereby given that the Annual Meeting of Stockholders of First Banking Center, Inc., Burlington, Wisconsin, pursuant to action of the Board of Directors, will be held at the Banking House, 400 Milwaukee Avenue, Burlington, Wisconsin, on the 20th day of April, 1999, at 1:30 P.M. for the purpose of considering and voting upon the following matters:

     I.) Proposal I, election of 11 directors as described in the accompanying Proxy Statement.

     II.) Proposal II, to amend the Corporation's Articles of Incorporation to provide for the classification of Directors, as described in the accompanying Proxy Statement.

    III.)  Proposal III,   ratification  of four proposed amendments of the 1994
           Incentive   Stock  Plan,   as  described  in  the accompanying  proxy
           statement.

    IV.) Such other business as may properly come before the meeting or any adjournments thereof.

Only stockholders of record at the close of business on March 5, 1999 will be entitled to notice of and to vote at the Annual Meeting of April 20, 1999, or any adjournment(s) thereof.

John S. Smith
Secretary

Burlington, Wisconsin
March 19, 1999

YOU ARE REQUESTED TO PLEASE FILL IN, SIGN, DATE AND RETURN THE PROXY SUBMITTED HEREWITH IN THE ENCLOSED ENVELOPE. THE GIVING OF SUCH PROXY WILL NOT AFFECT YOUR RIGHT TO REVOKE SUCH PROXY OR TO VOTE IN PERSON SHOULD YOU LATER DECIDE TO ATTEND THE MEETING.

                           FIRST BANKING CENTER, INC.
                              Burlington, Wisconsin
                            PROXY FOR ANNUAL MEETING
 This Proxy is Solicited by the Board of Directors of First Banking Center, Inc.
                     For The Annual Meeting of Stockholders
                                 April 20, 1999

The undersigned hereby constitutes and appoints Dr. Mary Jane Oestmann and John Sorenson, and each of them, with full power to act alone and with power of substitution, to be the true and lawful attorney and proxy of the undersigned to vote at the Annual Meeting of Shareholders of First Banking Center, Inc. to be held at the Banking House, 400 Milwaukee Avenue, Burlington, Wisconsin on April 20, 1999 at 1:30 P.M., or at any adjournment(s) thereof, the shares of stock which the undersigned would be entitled to vote at that meeting and at any adjournment(s) thereof, as indicated below. The undersigned hereby revokes any proxy heretofore given and ratifies all that said attorneys and proxies or their substitutes may do by virtue hereof.

     I.)   ELECTION OF DIRECTORS
           The eleven persons listed below have been nominated for election as directors as discussed in the Proxy Statement dated March 19, 1999 attached hereto:

                Keith Blumer             David Boilini          Brantly Chappell
                John M. Ernster          Daniel T. Jacobson     Thomas Laken Jr.
                Richard McKinney         Patrick Sebranek       John   S.  Smith
                Charles R. Wellington    Melvin W. Wendt


           ( )   ELECT AS DIRECTORS THE ELEVEN NOMINEES LISTED ABOVE

           ( )   WITHHOLD AUTHORITY TO VOTE FOR THE ELEVEN NOMINEES LISTED ABOVE

           ( ) WITHHOLD AUTHORITY TO VOTE FOR INDIVIDUAL NOMINEES (TO WITHHOLD AUTHORITY TO VOTE FOR ANY INDIVIDUAL NOMINEE, CHECK THIS BOX AND DRAW A LINE THROUGH THAT NOMINEE'S NAME ABOVE)

    II.) PROPOSAL TO AMEND THE CORPORATION'S ARTICLES OF INCORPORATION TO PROVIDE FOR CLASSIFICATION OF BOARD OF DIRECTORS

           ( ) FOR                  ( ) AGAINST              ( ) ABSTAIN

   III.)   AMENDMENTS OF THE 1994 INCENTIVE STOCK PLAN.

           1. Proposed Amendment 1: Ratification of amendment of Section 7.2 of the Plan, providing for annual grant to non-employee directors of nonqualified stock options to purchase 500 shares of Common Stock of the Corporation and to provide that options may be exercised during a period of ten years from the date of grant.

           ( ) FOR                  ( ) AGAINST              ( ) ABSTAIN

           2. Proposed Amendment 2: Ratification of amendment of Section 7.5 of the Plan, providing that options may be exercised during a ten-year period from the date of grant.

           ( ) FOR                  ( ) AGAINST              ( ) ABSTAIN

           3. Proposed Amendment 3: Ratification of amendment of Section 8 of the Plan, providing that shares of Common Stock acquired upon exercising an option may be sold at the later of two years from the date of grant or one year from the date of exercise of an option.

           ( ) FOR                  ( ) AGAINST              ( ) ABSTAIN

           4.  Proposed Amendment 4: Ratification of amending the plan by adding
               Section 17, providing for accelerated vesting and immediate exercise of outstanding options in the event of a change in control of the Corporation.

           ( ) FOR                  ( ) AGAINST              ( ) ABSTAIN

THE BOARD OF DIRECTORS RECOMMENDS A VOTE FOR THE ELECTION OF THE ELEVEN PERSONS LISTED ABOVE AND FOR THE RATIFICATION OF PROPOSALS II AND III.

If any additional matters are properly presented, the persons named in the proxy will have the discretion to vote in accordance with their own judgment in such matters. THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS AND MAY BE REVOKED PRIOR TO ITS EXERCISE BY WRITTEN NOTICE TO THE SECRETARY OF THE CORPORATION OR BY SUBMITTING A LATER-DATED PROXY, OR BY ATTENDING THE ANNUAL MEETING. THIS PROXY WILL BE VOTED IN ACCORDANCE WITH INSTRUCTIONS GIVEN BY THE STOCKHOLDER, BUT IF NO INSTRUCTIONS ARE GIVEN, THIS PROXY WILL BE VOTED TO ELECT THE 11 PERSONS LISTED ABOVE AND FOR ADOPTION OF PROPOSALS II AND III.

The undersigned hereby acknowledges receipt of the Notice of Annual Meeting and the Proxy Statement both dated March 19, 1999 and enclosed herewith.

         Dated _______________________, 1999


                                    --------------------------------------------


                                    --------------------------------------------


                                    --------------------------------------------
                                                     Signature of Stockholder(s)


                                    Number  of  shares  ________________________
                                    (Please sign your name exactly as it appears
                                    on  the  Proxy.   In  signing  as  Executor,
                                    Administrator,    Personal   Representative,
                                    Guardian, Guardian, or Attorney, please add your title as such. All joint owners should sign).

                                  SCHEDULE 14A

                                 (RULE 14A-101)

                     INVORMATION REQUIRED IN PROXY STATEMENT
                            SCHEDULE 14A INFORMATION

                Proxy Statement Pursuant to Section 14(a) of the
                         Securities Exchange Act of 1934
                               (Amendment No. ___)

Filed by Registrant.........................|X|

Filed by a party other than the registrant..| |


Check appropriate box:


    | |Preliminary proxy statement          | | Soliciting  material  pursuant
                                                to Rule 14a-11(c)or Rule 14a_12.

    | |Definitive proxy statement           | | Confidential for   use  of  the
                                                Commission only(as permitted by
                                                Rule 14a-6(e)(2)).

    |X|Definitive additional material


                           First Banking Center, Inc.
                (Name of Registrant as Specified in its Charter)



Payment of filing fee (check the appropriate box):


|X|          No fee required

| | Fee computed on table below per Exchange Act Rules 14a-6(I)(1) and 0-11.








                           First Banking Center, Inc.
                                 and Subsidiary
                              Burlington, Wisconsin

       Consolidated Financial Statements and Independent Auditor's Report

                         Years ended December 31, 1998,
                                  1997 and 1996

                                    CONTENTS



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



FINANCIAL STATEMENTS:


   Consolidated balance sheets -
      December 31, 1998 and 1997


   Consolidated statements of income -
      Years ended December 31, 1998, 1997 and 1996


   Consolidated statements of changes in stockholders' equity  -
      Years ended December 31, 1998, 1997 and 1996


   Consolidated statements of cash flows -
      Years ended December 31, 1998, 1997 and 1996


   Notes to consolidated financial statements

                          Independent Auditor's Report



Board of Directors
First Banking Center, Inc. and Subsidiary
Burlington, Wisconsin

We have audited the accompanying consolidated balance sheets of First Banking Center, Inc. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Banking Center, Inc. and Subsidiary as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

                         VIRCHOW, KRAUSE & COMPANY, LLP



Brookfield, Wisconsin
January 14, 1999

FIRST BANKING CENTER, INC. AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS
(in thousands except for per share data)
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
                                                                    December 31,
                                           --------------------------------------------------------------
                                           --------------------------------------------------------------
                                               1998        1997         1996        1995        1994
Interest income                                $ 25,474    $ 22,861     $ 20,148    $ 18,810    $ 15,232
Interest expense                                 12,127      11,198        9,764       8,966       6,635
                                           --------------------------------------------------------------
                                           --------------------------------------------------------------
Net interest income                              13,347      11,663       10,384       9,844       8,597
Provision for loan losses                           330         230          247         470         270
                                           --------------------------------------------------------------
                                           --------------------------------------------------------------
Net income after provision for loan loss         13,017      11,433       10,137       9,374       8,327
Non-interest Income                               2,530       2,156        1,762       1,507       1,358
Non-interest Expense                             10,772       9,590        7,770       6,670       6,207
                                           --------------------------------------------------------------
                                           --------------------------------------------------------------
Income before income taxes                        4,775       3,999        4,129       4,211       3,478
Income taxes                                      1,387       1,115        1,318       1,407       1,114
                                           --------------------------------------------------------------
                                           --------------------------------------------------------------
Net income                                      $ 3,388     $ 2,884      $ 2,811     $ 2,804     $ 2,364
                                           --------------------------------------------------------------
                                           --------------------------------------------------------------

Earnings per common share:
Basic earnings per share                         $ 2.28      $ 1.95       $ 1.91      $ 1.92      $ 1.62
Diluted earnings per share                       $ 2.27      $ 1.94       $ 1.90      $ 1.91      $ 1.61
Cash dividends per share                         $ 0.54      $ 0.50       $ 0.46      $ 0.40      $ 0.36
Book value per share                            $ 21.43     $ 19.47      $ 17.78     $ 16.26     $ 14.23

Year-end assets                                $369,131    $327,833     $304,720    $264,379    $231,085
Average assets                                  332,980     304,479      263,162     243,702     217,860
Year-end equity capital                          31,895      28,920       26,240      23,884      20,826
Average equity capital                           30,394      27,319       24,903      22,572      20,314

Return on assets                                  1.02%       0.95%        1.07%       1.15%       1.09%
Return on equity                                 11.15%      10.56%       11.29%      12.48%      11.64%

The Company's stock is not actively traded. Robert W. Baird & Co. Incorporated and A.G. Edwards & Sons, Inc., howerver, do make a market in the stock. The range and sales prices, based information given to the Company by Robert W. Baird & Co. Incorporated, and A.G. Edwards & Sons, Inc., and by by parties to sales, are listed below for each quarterly period during the last two years.

                                               1998                                 1997
                                               Low         High                     Low         High
First quarter                                   $ 28.00     $ 29.00                  $ 25.50     $ 26.50
Second quarter                                  $ 28.50     $ 31.00                  $ 26.75     $ 27.75
Third quarter                                   $ 28.00     $ 31.50                  $ 26.75     $ 27.75
Forth quarter                                   $ 31.50     $ 33.00                  $ 27.50     $ 28.50

FIRST BANKING CENTER, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
Years ended December 31, 1998 and 1997
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

ASSETS                                                                            1998                1997
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Cash and due from banks (Note B)                                                  $ 18,013,000        $ 16,286,000
Federal funds sold                                                                   6,885,000                   -
Interest-bearing deposits in banks                                                      66,000             820,000
Available for sale securities - stated at fair value (Note C)                       65,263,000          74,601,000
Loans, less allowance for loan losses of $3,421,000 and
$3,132,000 in 1998 and 1997 respectively (Notes D, E and Q)                        261,379,000         220,976,000
Office buildings and equipment, net (Note F)                                         9,602,000           7,650,000
Accrued interest receivable and other assets (Notes G, H, M and O)                   7,923,000           7,500,000
                                                                           ----------------------------------------
                                                                           ----------------------------------------

Total assets                                                                      $369,131,000        $327,833,000
                                                                           ========================================
                                                                           ========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Liabilities:
Deposits: (Note I)
Demand                                                                            $ 50,056,000        $ 40,090,000
Savings and NOW accounts                                                           126,898,000         106,493,000
Time                                                                               105,845,000         106,316,000
                                                                           ----------------------------------------
                                                                           ----------------------------------------
Total deposits                                                                     282,799,000         252,899,000
Securities sold under repurchase agreements (Note J)                                28,750,000          30,286,000
U.S. Treasury note account                                                             100,000             540,000
Other borrowings (Note K)                                                           22,143,000          11,957,000
Accrued interest payable and other liabilities (Notes M and O)                       3,444,000           3,231,000
                                                                           ----------------------------------------
                                                                           ----------------------------------------
Total liabilities                                                                  337,236,000         298,913,000
                                                                           ----------------------------------------
                                                                           ----------------------------------------

Commitments and contingencies (Note P)

Stockholders' equity: (Notes L and S)
Common  stock,  $1.00 par value,  3,000,000  shares  authorized;  1,488,631  and
1,484,718 shares issued and outstanding
as of December 31, 1998 and 1997 respectively                                        1,489,000           1,485,000
Surplus                                                                              4,312,000           4,221,000
Retained earnings (Note R)                                                          25,431,000          22,846,000
                                                                           ----------------------------------------
                                                                           ----------------------------------------
                                                                                    31,232,000          28,552,000
Accumulated other comprehensive income                                                 663,000             368,000
                                                                           ----------------------------------------
                                                                           ----------------------------------------
Total stockholders' equity                                                          31,895,000          28,920,000
                                                                           ----------------------------------------
                                                                           ----------------------------------------

Total liabilities and stockholders' equity                                        $369,131,000        $327,833,000
                                                                           ========================================
                                                                           ========================================


See Notes to Consolidated Financial Statements.


FIRST BANKING CENTER, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 1998, 1997 and 1996
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

                                                                                1998            1997            1996
                                                                           ------------------------------------------------
                                                                           ------------------------------------------------
 Interest income:
Interest and fees on loans (Note D)                                           $ 21,981,000    $ 18,658,000    $ 16,234,000
Interest on securities:
Taxable                                                                          2,086,000       2,666,000       2,781,000
Tax-exempt                                                                       1,202,000       1,107,000         712,000
Interest on federal funds sold                                                     162,000         285,000         248,000
Interest on deposits in banks                                                       43,000         145,000         173,000
                                                                           ------------------------------------------------
                                                                           ------------------------------------------------
Total interest income                                                           25,474,000      22,861,000      20,148,000
                                                                           ------------------------------------------------
                                                                           ------------------------------------------------
Interest expense:
Interest on deposits (Note I)                                                   10,061,000       9,543,000       8,087,000
Interest on federal funds purchased and securities
sold under repurchase agreements (Note J)                                        1,074,000         997,000       1,143,000
Interest on U.S. Treasury note account                                              16,000          22,000          20,000
Interest on other borrowings (Note K)                                              976,000         636,000         514,000
                                                                           ------------------------------------------------
                                                                           ------------------------------------------------
Total interest expense                                                          12,127,000      11,198,000       9,764,000
                                                                           ------------------------------------------------
                                                                           ------------------------------------------------
Net interest income before provision for loan losses                            13,347,000      11,663,000      10,384,000
Provision for loan losses (Note E)                                                 330,000         230,000         247,000
                                                                           ------------------------------------------------
                                                                           ------------------------------------------------
Net interest income after provision for loan losses                             13,017,000      11,433,000      10,137,000
                                                                           ------------------------------------------------
                                                                           ------------------------------------------------
Noninterest income:
Trust Department income                                                            414,000         341,000         355,000
Service charges on deposit accounts                                              1,011,000         911,000         733,000
Investment securities gains (losses) (Note C)                                       (3,000)          2,000         (13,000)
Other income                                                                     1,108,000         902,000         687,000
                                                                           ------------------------------------------------
                                                                           ------------------------------------------------
Total noninterest income                                                         2,530,000       2,156,000       1,762,000
                                                                           ------------------------------------------------
                                                                           ------------------------------------------------
Noninterest expenses:
Salaries and employee benefits (Note N)                                          5,982,000       5,294,000       4,290,000
Occupancy expenses                                                                 715,000         642,000         605,000
Equipment expenses                                                               1,145,000       1,085,000         876,000
Computer services                                                                  460,000         431,000         418,000
FDIC assessment                                                                     30,000          27,000           4,000
Other expenses (Note O)                                                          2,440,000       2,111,000       1,577,000
                                                                           ------------------------------------------------
                                                                           ------------------------------------------------
Total noninterest expenses                                                      10,772,000       9,590,000       7,770,000
                                                                           ------------------------------------------------
                                                                           ------------------------------------------------
Income before income taxes                                                       4,775,000       3,999,000       4,129,000
Income taxes (Note M)                                                            1,387,000       1,115,000       1,318,000
                                                                           ------------------------------------------------
                                                                           ------------------------------------------------

Net income                                                                     $ 3,388,000     $ 2,884,000     $ 2,811,000
                                                                           ================================================
                                                                           ================================================

Earnings per share:
Basic                                                                               $ 2.28          $ 1.95          $ 1.91
                                                                           ================================================
                                                                           ================================================

Diluted                                                                             $ 2.27          $ 1.94          $ 1.90
                                                                           ================================================
                                                                           ================================================

Weighted average shares outstanding                                              1,486,819       1,477,257       1,471,230
                                                                           ================================================
                                                                           ================================================

See Notes to Consolidated Financial Statements.

FIRST BANKING CENTER, INC. AND SUBSIDIARY

CONSOLIDATED  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 1998, 1997 and 1996
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                       Accumulated
                                                                                                          other
                                                   Common                       Retained     Treasury         comprehensive
                                                    stock        Surplus        earnings       stock   income (loss)     Total
                                                ------------------------------------------------------------------------------------
                                                ------------------------------------------------------------------------------------
Balance, December 31, 1995                         $1,468,000    $3,995,000      $18,570,000   $(1,000)   $(148,000)    $23,884,000
                                                                                                                    ----------------
                                                                                                                    ----------------
Comprehensive income:
Net income - 1996                                           -             -        2,811,000         -            -       2,811,000
Change in net unrealized gain (loss)
on securities available for sale,
net of reclassification adjustment
and tax effects                                             -             -                -         -      118,000         118,000
                                                                                                                    ----------------
                                                                                                                    ----------------
Total comprehensive income                                                                                                2,929,000
                                                                                                                    ----------------
                                                                                                                    ----------------
Cash dividends paid - $.46 per share                        -             -         (678,000)        -            -        (678,000)
Exercise of stock options                                   -             -                -     1,000            -           1,000
Issuance of 7,734 new shares of stock
for the exercise of stock options                       8,000        96,000                -         -            -         104,000
                                                ------------------------------------------------------------------------------------
                                                ------------------------------------------------------------------------------------

Balance, December 31, 1996                          1,476,000     4,091,000       20,703,000         -      (30,000)     26,240,000
                                                                                                                    ----------------
                                                                                                                    ----------------
Comprehensive income:
Net income - 1997                                           -             -        2,884,000         -            -       2,884,000
Change in net unrealized gain (loss)
on securities available for sale,
net of reclassification adjustment
and tax effects                                             -             -                -         -      398,000         398,000
                                                                                                                    ----------------
                                                                                                                    ----------------
Total comprehensive income                                                                                                3,282,000
                                                                                                                    ----------------
                                                                                                                    ----------------
Cash dividends paid - $.50 per share                        -             -         (741,000)        -            -        (741,000)
Issuance of 8,520 new shares of stock
for the exercise of stock options                       9,000       130,000                -         -            -         139,000
                                                ------------------------------------------------------------------------------------
                                                ------------------------------------------------------------------------------------

Balance, December 31, 1997                          1,485,000     4,221,000       22,846,000         -      368,000      28,920,000
                                                                                                                    ----------------
                                                                                                                    ----------------
Comprehensive income:
Net income - 1998                                           -             -        3,388,000         -            -       3,388,000
Change in net unrealized gain (loss)
on securities available for sale,
net of reclassification adjustment
and tax effects                                             -             -                -         -      295,000         295,000
                                                                                                                    ----------------
                                                                                                                    ----------------
Total comprehensive income                                                                                                3,683,000
                                                                                                                    ----------------
                                                                                                                    ----------------
Cash dividends paid - $.54 per share                        -             -         (803,000)        -            -        (803,000)
Issuance of 3,933 new shares of stock
for the exercise of stock options                       4,000        91,000                -         -            -          95,000
                                                ------------------------------------------------------------------------------------
                                                ------------------------------------------------------------------------------------

Balance, December 31, 1998                         $1,489,000    $4,312,000      $25,431,000       $ -     $663,000     $31,895,000
                                                ====================================================================================
                                                ====================================================================================


See Notes to Consolidated Financial Statements.


FIRST BANKING CENTER, INC. AND SUBSIDIARY

CONSOLIDATED  STATEMENTS OF CASH FLOWS
Years ended  December 31, 1998,  1997 and 1996
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

                                                                                     1998            1997            1996
                                                                               -------------------------------------------------
                                                                               -------------------------------------------------
Cash flows from operating activities:
Net income                                                                         $ 3,388,000      $ 2,884,000     $ 2,811,000
                                                                               -------------------------------------------------
                                                                               -------------------------------------------------
Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
Depreciation                                                                           895,000          904,000         751,000
Provision for loan losses                                                              330,000          230,000         247,000
Gain on sale of loans                                                                  (10,000)               -               -
Loss on disposal of office building and equipment                                       16,000            5,000               -
Gain on sale of other real estate owned                                                 (2,000)               -               -
Provision for deferred taxes                                                          (202,000)        (137,000)       (189,000)
Amortization and accretion of bond
premiums and discounts - net                                                            62,000           76,000         134,000
Amortization of excess cost over equity
in underlying net assets of subsidiary                                                 104,000          104,000          20,000
Investment securities (gains) losses                                                     3,000           (2,000)         13,000
(Increase) decrease in assets:
Interest receivable                                                                    (98,000)        (455,000)        219,000
Other assets                                                                          (415,000)        (128,000)       (684,000)
Increase (decrease) in liabilities:
Taxes payable                                                                         (112,000)         331,000        (140,000)
Interest payable                                                                        83,000           15,000         209,000
Other liabilities                                                                      242,000          218,000          (6,000)
                                                                               -------------------------------------------------
                                                                               -------------------------------------------------
Total adjustments                                                                      896,000        1,161,000         574,000
                                                                               -------------------------------------------------
                                                                               -------------------------------------------------
Net cash provided by operating activities                                            4,284,000        4,045,000       3,385,000
                                                                               -------------------------------------------------
                                                                               -------------------------------------------------

Cash flows from investing activities:
Net (increase) decrease in interest-bearing deposits in banks                          754,000        4,049,000        (566,000)
Net (increase) decrease in federal funds sold                                       (6,885,000)       7,905,000      (3,355,000)
Proceeds from sales of available for sale securities                                  6,265,000       4,322,000       3,750,000
Proceeds from maturities of available for sale securities                            95,873,000      50,990,000      27,386,000
Purchase of available for sale securities                                           (92,410,000)    (64,022,000)    (34,738,000)
Purchase of held to maturity securities                                                      -                -       6,190,000
Proceeds from maturities of held to maturity securities                                      -                -      (7,936,000)
Proceeds from sale of student loans                                                    547,000                -         779,000
Net increase in loans                                                              (41,270,000)     (29,717,000)    (24,497,000)
Purchase of office buildings and equipment                                          (3,014,000)      (1,990,000)     (2,297,000)
Proceeds from sale of other real estate owned                                           30,000                -               -
Proceeds from disposal of office building and equipment                                151,000           26,000          21,000
Deposit premium paid in purchase of branches                                                -               -        (1,509,000)
                                                                               -------------------------------------------------
                                                                               -------------------------------------------------
Net cash used in investing activities                                              (39,959,000)     (28,437,000)    (36,772,000)
                                                                               -------------------------------------------------
                                                                               -------------------------------------------------



FIRST BANKING CENTER, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)
Years ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

                                                                                     1998            1997            1996
                                                                               -------------------------------------------------
                                                                               -------------------------------------------------
Cash flows from financing activities:
Net increase in deposits                                                         $ 29,900,000     $ 18,040,000     $ 26,029,000
Dividends paid                                                                       (803,000)        (741,000)        (678,000)
Proceeds from other borrowings                                                     16,449,000        2,618,000        3,605,000
Payments on other borrowings                                                       (6,263,000)        (150,000)      (3,049,000)
Net increase (decrease) in U.S. Treasury note account                                (440,000)               -          449,000
Net increase (decrease) in securities sold under repurchase agreements             (1,536,000)        (640,000)      10,700,000
Proceeds from stock options exercised                                                  95,000          139,000          105,000
                                                                               -------------------------------------------------
                                                                               -------------------------------------------------
Net cash provided by financing activities                                          37,402,000       19,266,000       37,161,000
                                                                               -------------------------------------------------
                                                                               -------------------------------------------------

Increase (decrease) in cash                                                         1,727,000       (5,126,000)       3,774,000

Cash at beginning of year                                                          16,286,000       21,412,000       17,638,000
                                                                               -------------------------------------------------
                                                                               -------------------------------------------------

Cash at end of year                                                                $18,013,000      $16,286,000     $21,412,000
                                                                               =================================================
                                                                               =================================================

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
Interest                                                                           $12,044,000      $11,184,000     $ 9,555,000
                                                                               =================================================
                                                                               =================================================

Income taxes                                                                       $ 1,537,000        $ 917,000     $ 1,458,000
                                                                               =================================================
                                                                               =================================================

Supplemental schedule of non-cash investing and financing activities:
Securities held for investment reclassified to available for sale securities       $         -        $       -     $31,587,000
                                                                               =================================================
                                                                               =================================================

Net change in unrealized gain (loss) on available for sale securities              $   295,000        $ 398,000     $   118,000
                                                                               =================================================
                                                                               =================================================

Acquisitions:
Excess of cost over equity in
underlying net assets acquired                                                     $         -        $       -     $ 1,509,000
Assets acquired:
Cash and cash equivalents                                                                    -                -       2,644,000
Loans                                                                                        -                -      14,043,000
Office building and equipment, net                                                           -                -         247,000
Other assets                                                                                 -                -           1,000
                                                                               -------------------------------------------------
                                                                               -------------------------------------------------

Total assets                                                                       $        -          $      -     $18,444,000
                                                                               =================================================
                                                                               =================================================
Liabilities assumed:
Deposits                                                                           $         -         $      -     $18,431,000
Other liabilities                                                                            -                -          13,000
                                                                               -------------------------------------------------
                                                                               -------------------------------------------------

Total liabilities                                                                  $         -         $      -     $18,444,000
                                                                               =================================================
                                                                               =================================================

See Notes to Consolidated Financial Statements.

First Banking Center, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note A.  Summary of Significant Accounting Policies

1.       Consolidation:

The consolidated financial statements of First Banking Center, Inc. include the accounts of its wholly owned subsidiary, First Banking Center. First Banking Center includes the accounts of its wholly owned subsidiary, FBC-Burlington, Inc. and FBC Financial Services Corp. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

2. Nature of banking activities:

The consolidated income of First Banking Center, Inc. is principally from the income of its wholly owned subsidiary. The subsidiary Bank grants agribusiness, commercial, residential and consumer loans, accepts deposits and provides trust services to customers primarily in southeastern and south central Wisconsin. The subsidiary Bank is subject to competition from other financial institutions and nonfinancial institutions providing financial products. Additionally the Company and the subsidiary Bank are subject to the regulations of certain regulatory agencies and undergo periodic examination by those regulatory agencies.

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

For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks."

The subsidiary Bank maintains amounts due from banks which, at times, may exceed federally insured limits. The subsidiary Bank has not experienced any losses in such accounts.
5.       Available for sale securities:

Securities classified as available for sale are those debt securities that the subsidiary Bank intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the subsidiary Bank's assets and liabilities, liquidity needs, regulatory capital consideration, and other similar factors. Securities classified as available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

First Banking Center, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note A.    Summary of Significant Accounting Policies (continued)

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

7. Mortgage loans held for sale:

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. All sales are made without recourse.

8. Allowance for loan loses:

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the bank to make additions to the allowance for loan losses based on their judgments of collectibility based on information available to them at the time of their examination.

9.  Office buildings and equipment:

Depreciable assets are stated at cost less accumulated depreciation. Provisions for depreciation are computed on straight-line and accelerated methods over the estimated useful lives of the assets, which range from 15 to 50 years for buildings and 3 to 15 years for equipment.

10. Profit-sharing plan:

The Company has established a trusteed contributory 401(k) profit-sharing plan for qualified employees. The Company's policy is to fund contributions as accrued.

First Banking Center, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note A.       Summary of Significant Accounting Policies (continued)

11.      Other real estate owned:

Other real estate owned, acquired through partial or total satisfaction of loans is carried at the lower of cost or fair value less cost to sell. At the date of acquisition losses are charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.

12. Income taxes:

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

13.  Off-balance-sheet  financial instruments:

In the ordinary course of business the subsidiary Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

14. Trust assets and fees:

Property held for customers in fiduciary or agency capacities is not included in the accompanying balance sheet, since such items are not assets of the Company. In accordance with established industry practice, income from trust fees is reported on the cash basis. Reporting of trust fees on an accrual basis would have no material effect on reported income.

15. Earnings per share:

Earnings per share are computed based upon the weighted average number of common shares outstanding during each year. In the computation of diluted earnings per share, all dilutive stock options are assumed to be exercised at the beginning of each year and the proceeds are used to purchase shares of the Company's common stock at the average market price during the year.

First Banking Center, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note A. Summary of Significant Accounting Policies (continued)
16.  Fair value of financial instruments:

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

        Carrying amounts approximate fair values for the following instruments:

                Cash and due from  banks
                Federal  funds  sold
                Interest-bearing deposits in banks
                Accrued interest  receivable
                Accrued interest payable
                Variable  rate loans that reprice  frequently  where no
                     significant change in credit risk has occurred
                Demand  deposits
                Variable rate money market accounts
                Variable rate certificates of deposit
                Available for sale securities

        Discounted cash flows:

        Using   interest  rates  currently  being  offered on  instruments  with similar terms and with similar credit quality:

                All loans except variable rate loans described above Fixed rate certificates of deposit
                Other borrowings

        Quoted fees currently being charged for similar instruments:

        Taking into account the remaining terms of the agreements and the counterparties' credit standing:

                Off-balance-sheet instruments:
                    Guarantees
                    Letters of credit
                    Lending commitments

Since the majority of the Company's off-balance-sheet instruments consist of nonfee-producing, variable rate commitments, the Company had determined it does not have a distinguishable fair value.

First Banking Center, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note B.  Cash and Due from Banks

The Company's bank subsidiary is required to maintain vault cash and reserve balances with Federal Reserve Banks based upon a percentage of deposits. These requirements approximated $2,738,000 and $1,549,000 at December 31, 1998 and 1997 respectively.

Note C.  Available for Sale Securities

Amortized costs and fair values of available for sale securities as of December 31, 1998 and 1997 are summarized as follows:


                                                      December 31, 1998
                                                      ---------------------------------------------------------------
                                                      ---------------------------------------------------------------
                                                                           Gross         Gross
                                                         Amortized       unrealized    unrealized        Fair
                                                            cost           gains         losses          value
                                                      ---------------------------------------------------------------
                                                      ---------------------------------------------------------------
U.S. Treasury securities                                   $ 4,004,000       $ 90,000          $ -       $ 4,094,000
Obligations of other U.S. government
agencies and corporations                                   17,658,000         79,000        4,000        17,733,000
Obligations of states and
political subdivisions                                      24,493,000        767,000            -        25,260,000
Commercial paper                                             6,633,000              -            -         6,633,000
                                                      ---------------------------------------------------------------
                                                      ---------------------------------------------------------------
                                                            52,788,000        936,000        4,000        53,720,000
Mortgage-backed securities                                   8,821,000        123,000        4,000         8,940,000
Mutual funds                                                 1,041,000              -       31,000         1,010,000
Federal Reserve stock                                          451,000              -            -           451,000
Federal Home Loan Bank stock                                 1,142,000              -            -         1,142,000
                                                      ---------------------------------------------------------------
                                                      ---------------------------------------------------------------

                                                          $ 64,243,000    $ 1,059,000      $39,000      $ 65,263,000
                                                      ===============================================================


First Banking Center, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note C. Available for Sale Securities (continued)

                                                                                December 31, 1997
                                                          -----------------------------------------------------------------
                                                          -----------------------------------------------------------------
                                                                                 Gross        Gross
                                                              Amortized       unrealized    unrealized         Fair
                                                                 cost            gains        losses          value
                                                          -----------------------------------------------------------------
                                                          -----------------------------------------------------------------
U.S. Treasury securities                                         $ 6,154,000      $ 56,000      $ 3,000        $ 6,207,000
Obligations of other U.S. government
agencies and corporations                                         17,088,000        21,000        5,000         17,104,000
Obligations of states and
political subdivisions                                            26,921,000       468,000            -         27,389,000
Commercial paper                                                   1,400,000             -            -          1,400,000
                                                          -----------------------------------------------------------------
                                                          -----------------------------------------------------------------
                                                                  51,563,000       545,000        8,000         52,100,000
Mortgage-backed securities                                        18,453,000       112,000       64,000         18,501,000
Mutual funds                                                       2,332,000             -       17,000          2,315,000
Federal Reserve stock                                                451,000             -            -            451,000
Federal Home Loan Bank stock                                       1,234,000             -            -          1,234,000
                                                          -----------------------------------------------------------------
                                                          -----------------------------------------------------------------

                                                                $ 74,033,000     $ 657,000     $ 89,000       $ 74,601,000
                                                          =================================================================


December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities, equity securities, and mutual funds since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:

                                                                                        December 31, 1998
                                                                                -----------------------------------
                                                                                -----------------------------------
                                                                                      Amortized           Fair
                                                                                        cost              value
                                                                                -----------------------------------
                                                                                -----------------------------------
Due in one year or less                                                             $ 15,688,000      $ 15,691,000
Due after one year through 5 years                                                    17,793,000        18,173,000
Due after 5 years through 10 years                                                    19,307,000        19,856,000
                                                                                -----------------------------------
                                                                                -----------------------------------

                                                                                    $ 52,788,000      $ 53,720,000
                                                                                ===================================

First Banking Center, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note C. Available for Sale Securities (continued)

Following is a summary of the proceeds from sales of investment securities available for sale, as well as gross gains and losses for the years ended December 31:

                                                                       1998            1997           1996
                                                               -----------------------------------------------
Proceeds from sales of available for sale securities                $6,265,000      $4,322,000     $3,750,000
                                                               ===============================================

Gross gains on sales                                                  $ 27,000        $ 31,000        $ 6,000
Gross losses on sales                                                  (30,000)        (29,000)       (19,000)
                                                               -----------------------------------------------

                                                                      $ (3,000)        $ 2,000      $ (13,000)
                                                               ===============================================

Related income taxes (benefit)                                        $ (1,000)        $ 1,000       $ (5,000)
                                                               ===============================================

Available for sale securities with a carrying amount of $28,789,000 and $31,026,000 as of December 31, 1998 and 1997 respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note D.  Loans

Major classifications of loans are as follows:

                                                                                           December 31,
                                                                          ---------------------------------------
                                                                          ---------------------------------------
                                                                                      1998              1997
                                                                          ---------------------------------------
                                                                          ---------------------------------------
Commercial                                                                       $ 38,185,000       $ 32,886,000
Agricultural production                                                             9,985,000          6,857,000
Real estate:
   Construction                                                                    30,008,000         24,353,000
   Commercial                                                                      67,761,000         52,540,000
   Agricultural                                                                     7,754,000          8,177,000
   Residential                                                                     96,139,000         86,015,000
Consumer and other                                                                  8,465,000          8,308,000
Municipal loans                                                                     6,503,000          4,972,000
                                                                          ---------------------------------------
                                                                          ---------------------------------------
                                                                                  264,800,000        224,108,000
Allowance for loan losses                                                          (3,421,000)        (3,132,000)
                                                                          ---------------------------------------
                                                                          ---------------------------------------

     Net loans                                                                  $ 261,379,000      $ 220,976,000
                                                                          =======================================



First Banking Center, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note D.      Loans (continued)

Impairment of loans having recorded investment at December 31, 1998 of $1,517,000 and $824,000 at December 31, 1997 have been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No. 118. The average recorded investment in impaired loans during 1998 and 1997 was $1,454,000 and $1,457,000 respectively. There was no allowance for loan losses related to these loans at December 31, 1998 and 1997. Interest income on impaired loans of $20,000, $14,000 and $6,000 was recognized for cash payments received in 1998, 1997 and 1996 respectively.

Certain directors and executive officers of the Company, and their related interests, had loans outstanding in the aggregate amounts of $1,198,000 and $1,210,000 at December 31,1998 and 1997 respectively. During 1998, $1,178,000 of new loans were made and repayments totaled $1,190,000. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risks of collectibility or present other unfavorable features.

 Note E. Allowance for Loan Losses

The allowance for loan losses reflected in the accompanying consolidated financial statements represents the allowance available to absorb loan losses. An analysis of changes in the allowance is presented in the following tabulation:

                                                                                       December 31,
                                                                     -----------------------------------------------
                                                                     -----------------------------------------------
                                                                            1998            1997           1996
                                                                     -----------------------------------------------
                                                                     -----------------------------------------------
Balance, beginning of year                                               $ 3,132,000    $ 2,897,000     $ 2,336,000
Charge-offs                                                                  (88,000)       (62,000)        (34,000)
Recoveries                                                                    47,000         67,000          48,000
Addition to allowance related to branch acquisitions                               -              -         300,000
Provision charged to operations                                              330,000        230,000         247,000
                                                                     -----------------------------------------------
                                                                     -----------------------------------------------

Balance, end of year                                                     $ 3,421,000    $ 3,132,000     $ 2,897,000
                                                                     ===============================================

Note F.  Office Buildings and Equipment

Office buildings and equipment are stated at cost less accumulated depreciation and are summarized as follows:

                                                                                          December 31,
                                                                           -----------------------------------
                                                                           -----------------------------------
                                                                                    1998              1997
                                                                           -----------------------------------
                                                                           -----------------------------------
Land                                                                            $ 1,470,000       $ 1,550,000
Buildings and improvements                                                        8,484,000         6,180,000
Furniture and equipment                                                           5,047,000         4,555,000
                                                                           -----------------------------------
                                                                           -----------------------------------
                                                                                 15,001,000        12,285,000
   Less accumulated depreciation                                                  5,399,000         4,635,000
                                                                           -----------------------------------
                                                                           -----------------------------------

Total office buildings and equipment                                            $ 9,602,000       $ 7,650,000
                                                                           ===================================

Depreciation  expense as of
December  31,  1998,   1997  and  1996  was  $895,000,   $904,000  and  $751,000
respectively.

First Banking Center, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note G.  Excess of Cost Over Equity in Underlying Net Assets of Subsidiary

The excess of cost over equity in underlying net assets of the Genoa City and Pell Lake branches of the First Banking Center at the date of the branch acquisition amounted to $1,479,000. The amount is being amortized over a period of fifteen years. Amortization expense amounted to $99,000, $99,000 and $16,000 for the years ended December 31, 1998, 1997 and 1996 respectively. Accumulated amortization amounted to $214,000, $115,000 and $16,000 at December 31, 1998, 1997 and 1996 respectively.

Note H. Valuation of Core Deposits

The fair market value of core deposits of the Albany branch of First Banking Center at the date of acquisition amounted to $310,000. The valuation was determined by an independent appraisal firm. The amount, net of amortization, has been included as part of other assets and is being amortized over the average remaining life of the deposits. Amortization expense for the years ended December 31, 1998, 1997 and 1996 amounted to $3,000, $3,000 and $3,000 respectively. Accumulated amortization amounted to $307,000 $304,000 and $301,000 at December 31, 1998, 1997 and 1996 respectively.

The fair market value of core deposits of the Genoa City and Pell Lake branches of First Banking Center at the date of the branch acquisition amounted to $30,000. The amount, net of amortization, has been included as part of other assets and is being amortized over a period of ten years. Amortization expense amounted to $3,000, $3,000 and $3,000 for the years ended December 31, 1998, 1997 and 1996 respectively. Accumulated amortization amounted to $7,000, $4,000 and $1,000 at December 31, 1998, 1997 and 1996 respectively.

Note I. Deposits and Interest on Deposits

The aggregate amount of Time deposits, each with a minimum denomination of $100,000, was approximately $21,610,000 and $19,961,000 in 1998 and 1997 respectively.

At December 31, 1998, the scheduled maturities of Time deposits are as follows:

1999                                                                                                $ 86,425,000
2000                                                                                                  13,188,000
2001                                                                                                   3,701,000
2002                                                                                                   2,028,000
2003                                                                                                     503,000
                                                                                            ---------------------

                                                                                                   $ 105,845,000
                                                                                            =====================

First Banking Center, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note I. Deposits and Interest on Deposits (continued)

Interest expense on deposits for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                                    December 31,
                                                                 -------------------------------------------------
                                                                 -------------------------------------------------
                                                                         1998            1997            1996
                                                                 -------------------------------------------------
                                                                 -------------------------------------------------
Interest bearing transaction accounts                                   $ 557,000       $ 585,000       $ 561,000
Money market demand accounts                                            2,538,000       1,950,000       1,515,000
Savings deposits                                                          861,000         921,000         766,000
Time, $100,000 and over                                                 1,265,000         993,000         455,000
Time, under $100,000                                                    4,840,000       5,094,000       4,790,000
                                                                 -------------------------------------------------
                                                                 -------------------------------------------------

Total                                                                $ 10,061,000     $ 9,543,000     $ 8,087,000
                                                                 =================================================

Note J.  Securities Sold Under Repurchase Agreements

Securities sold under agreements to repurchase generally mature within one year.

Information concerning securities sold under repurchase agreements is summarized as follows:

                                                                                      1998             1997
                                                                             ----------------------------------
Average balance during the year                                                   $20,880,000      $18,917,000
Average interest rate during the year                                                   5.05%            5.23%
Maximum month-end balance during the year                                         $31,491,000      $30,286,000
Securities underlying the agreements at year-end:
Carrying value                                                                    $28,789,000      $31,026,000
Estimated fair value                                                              $28,789,000      $31,026,000

Note K.  Other Borrowings

During 1992, the Company entered into a master contract agreement with the Federal Home Loan Bank (FHLB) which provides for borrowing up to the maximum of 60% of the book value of the Bank's first lien 1-4 family real estate loans, $42,794,000 at December 31, 1998. The indebtedness is evidenced by a master contract dated September 14, 1992. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as Federal funds and Treasury Bill rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities.

Various advances were obtained with total outstanding balances of $21,543,000 and $11,957,000 at December 31, 1998 and 1997 respectively, with applicable interest rates ranging from 4.70% to 6.83%. Interest is payable monthly with principal payment due at maturity.

First Banking Center, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note K. Other Borrowings (continued)

The advances are secured by a security agreement pledging a portion of the subsidiary Bank's real estate mortgages with a carrying value of $35,905,000.

Future principal payments required to be made are as follows:

Years ending December 31:
1999                                                                                            $ 3,045,000
2000                                                                                                324,000
2001                                                                                             16,068,000
2002                                                                                                      -
2003                                                                                              2,106,000
                                                                                        --------------------

                                                                                               $ 21,543,000
                                                                                        ====================

Term federal funds purchased and treasury tax and loan deposits generally are repaid within one to 120 days from the transaction date.

Note L.  Stockholders' Equity

The Company has an Incentive Stock Option Plan which provides for the granting of options for up to 300,000 shares of common stock to key officers and employees of the Company. Options are granted at the current market value. Options may be exercised 33.33% per year beginning one year after the date of the grant and must be exercised within a four-year period. During 1998, the Board of Directors approved an amendment to the plan extending the time period for exercising grants to ten years from grant date. The amendment is pending final approval at the annual stockholder meeting in April 1999.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996 respectively: dividend yield of 1.7%, 1.8% and 2.5%; expected volatility of 5.3%, 5.4% and 5.5%; risk-free interest rates of 5.0%, 5.3% and 6.0%; and expected lives of 10, 5 and 5.

During 1998, the subsidiary Bank obtained a note payable with a third party bank to acquire a permanent facility for a branch that formally occupied rented space. The note payable bears an interest rate of 6.5% with monthly payments of interest only through July 2001 and interest and principal payments of $8,910 through June 2008. Balance as of December 31, 1998 is $600,000.

First Banking Center, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note L.      Stockholders' Equity (continued)

Activity of the Incentive Stock Option Plan is summarized in the following table:

                                                  Weighted-
                                                   average                                                  Weighted-
                                                  fair value                                                 average
                                                  of option     Options                       Options       exercise
                                                   granted     available    Exercisable     outstanding       price
                                                 -----------------------------------------------------------------------
Balance, December 31, 1995                                         278,625         16,908          37,936       $ 17.77
Granted                                                  3.69      (14,800)                        14,800         25.50
Exercise of stock option                                    -            -                         (7,761)        13.55
Canceled                                                    -        1,888                         (4,383)        16.47
                                                              -------------               ----------------

Balance, December 31, 1996                                  -      265,713         15,911          40,592         21.54
Granted                                                  4.26      (23,800)                        23,800         28.46
Exercise of stock option                                    -            -                         (8,520)        16.23
                                                              -------------               ----------------

Balance, December 31, 1997                                  -      241,913         37,628          55,872         25.30
Granted                                                  7.69      (49,350)                        49,350         32.44
Exercise of stock option                                    -            -                         (3,913)        24.37
Canceled                                                    -        3,275                         (3,275)        26.41
                                                              -------------               ----------------

Exercisable, December 31, 1998                              -      195,838         30,632          98,034         28.89
                                                              =============               ================


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

                                                                       1998            1997            1996
                                                                  -----------------------------------------------
Net income - as reported                                              $ 3,388,000     $ 2,884,000    $ 2,811,000
Pro forma                                                             $ 3,364,651     $ 2,874,598    $ 2,811,000
Basic earnings per share - as reported                                     $ 2.28          $ 1.95         $ 1.91
Pro forma                                                                  $ 2.26          $ 1.95         $ 1.91
Diluted earnings per share - as reported                                   $ 2.27          $ 1.94         $ 1.90
Pro forma                                                                  $ 2.25          $ 1.94         $ 1.90


First Banking Center, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note L.      Stockholders' Equity (continued)

A reconciliation of the numerators and the denominators of earnings per share and earnings per share assuming dilution are:

                                                                                                       Per share
                                                                            Income         Shares        amount
                                                                        -------------------------------------------
1998:
Earnings per share                                                          $ 3,388,000     1,486,819       $ 2.28
                                                                                                      =============
Effect of options                                                                     -         7,060
                                                                        ------------------------------

Earnings per share - assuming dilution                                      $ 3,388,000     1,493,879       $ 2.27
                                                                        ===========================================

1997:
Earnings per share                                                          $ 2,884,000     1,477,257       $ 1.95
                                                                                                      =============
Effect of options                                                                     -         7,911
                                                                        ------------------------------

Earnings per share - assuming dilution                                      $ 2,884,000     1,485,168       $ 1.94
                                                                        ===========================================

1996:
Earnings per share                                                          $ 2,811,000     1,471,230       $ 1.91
                                                                                                      =============
Effect of options                                                                     -         8,124
                                                                        ------------------------------

Earnings per share - assuming dilution                                      $ 2,811,000     1,479,354       $ 1.90
                                                                        ===========================================

Note M.  Income Taxes

The provision for income taxes included in the accompanying consolidated financial statements consists of the following:

                                                                               December 31,
                                                          ------------------------------------------------------
                                                          ------------------------------------------------------
                                                                     1998             1997              1996
                                                          ------------------------------------------------------
                                                          ------------------------------------------------------
Current taxes:
Federal                                                          $ 1,303,000      $ 1,022,000       $ 1,251,000
State                                                                286,000          230,000           256,000
                                                          ------------------------------------------------------
                                                          ------------------------------------------------------
                                                                   1,589,000        1,252,000         1,507,000
                                                          ------------------------------------------------------
                                                          ------------------------------------------------------
Deferred income taxes (benefit):
Federal                                                             (170,000)        (121,000)         (163,000)
State                                                                (32,000)         (16,000)          (26,000)
                                                          ------------------------------------------------------
                                                          ------------------------------------------------------
                                                                    (202,000)        (137,000)         (189,000)
                                                          ------------------------------------------------------
                                                          ------------------------------------------------------

Total provision for income taxes                                 $ 1,387,000      $ 1,115,000       $ 1,318,000
                                                          ======================================================

First Banking Center, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note M.      Income Taxes (continued)

The net deferred tax assets in the accompanying consolidated balance sheets include the following amounts of deferred tax assets and liabilities:

                                                                        ---------------------------------
                                                                                 1998            1997
                                                                        ---------------------------------
                                                                        ---------------------------------
Deferred tax assets:
Allowance for loan losses                                                    $ 1,040,000       $ 922,000
Depreciation                                                                      13,000          12,000
Pension                                                                          216,000         212,000
Deferred compensation                                                            352,000         356,000
Other                                                                             67,000           9,000
Deferred tax liabilities:
Unrealized gain on available for sale securities                                (357,000)       (199,000)
Other                                                                                  -         (25,000)
                                                                        ---------------------------------
                                                                        ---------------------------------

Balance, end of year                                                         $ 1,331,000      $1,287,000
                                                                        =================================

Management believes it is more likely than not, that the gross deferred tax assets will be fully realized. Therefore, no valuation allowance has been recorded as of December 31, 1998 or 1997.

A reconciliation of statutory Federal income taxes based upon income before taxes, to the provision for federal and state income taxes, as summarized above, is as follows:

                                                                   December 31,
                                    ---------------------------------------------------------------------------------
                                    ---------------------------------------------------------------------------------
                                         1998                      1997                       1996
                                    ---------------------------------------------------------------------------------
                                    ---------------------------------------------------------------------------------
                                                     % of                       % of                       % of
                                                     pretax                     pretax                     pretax
                                        Amount       income       Amount        income       Amount        income
                                    ---------------------------------------------------------------------------------
                                    ---------------------------------------------------------------------------------
Reconciliation of statutory
to effective taxes:
Federal income taxes
at statutory rate                      $ 1,623,000      34.0%     $ 1,360,000      34.0%      $1,404,000       34.0%
Adjustments for:
Tax-exempt interest on
municipal obligations                     (395,000)      (8.3)       (422,000)     (10.5)       (256,000)       (6.2)
Increases in taxes resulting
from state income taxes                    189,000        3.9         152,000        3.8         169,000         4.1
Other - net                                (30,000)      (0.6)         25,000        0.6           1,000           -
                                    ---------------------------------------------------------------------------------
                                    ---------------------------------------------------------------------------------
Effective income
taxes - operations                     $ 1,387,000      29.0%     $ 1,115,000      27.9%      $1,318,000       31.9%
                                    =================================================================================

First Banking Center, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note N.  Profit-Sharing Plan

The Company has a 401(k) plan. Contributions were $149,000, $149,000 and $114,000 in 1998, 1997 and 1996 respectively.

Note O.  Salary Continuation Agreement

The Company has entered into salary continuation agreements with various executive officers. The agreements provide for the payment of specified amounts upon the employee's retirement or death which is being accrued over the anticipated remaining period of employment. Expenses recognized for future benefits under these agreements totaled $59,000, $151,000 and $217,000 during 1998, 1997 and 1996 respectively.

Although not part of the agreement, the Company purchased paid-up life insurance on the officers which could provide funding for the payment of benefits. Included in other assets is $1,451,000 and $1,383,000 of related cash surrender value as of December 31, 1998 and 1997 respectively.

Note P.  Commitments and Contingencies

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

A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of December 31, 1998 and 1997 is as follows:

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit                                              $42,304,000      $27,745,000
Credit card commitments                                                   $ 2,460,000      $ 2,149,000
Standby letters of credit                                                 $ 3,537,000      $ 3,962,000

First Banking Center, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note P. Commitments and Contingencies (continued)

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

The Company and the subsidiary Bank do not engage in the use of interest rate swaps, futures or option contracts as of December 31, 1998.

Note Q.  Concentration of Credit Risk

Practically all of the subsidiary Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the subsidiary Bank's market area. Although the subsidiary Bank have a diversified loan portfolio, the ability of their debtors to honor their contracts is dependent on the economic conditions of the counties surrounding the subsidiary Bank. The concentration of credit by type of loan is set forth in Note E.

Note R.  Retained Earnings

A source of income and funds of First Banking Center, Inc. are dividends from its subsidiary Bank. Dividends declared by the subsidiary Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by Federal and State regulatory agencies. Under this formula, dividends of approximately $6,547,000 may be paid without prior regulatory approval. Maintenance of adequate capital at the subsidiary Bank effectively restricts potential dividends to an amount less than $6,547,000.

Note S. Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy requires the Company to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, the Company meets all capital adequacy requirements to which it is subject.

First Banking Center, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note S. Regulatory Capital Requirements (continued)

As of December 31, 1998, the most recent notification from the regulatory agencies categorized the Company as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and leverage ratios as set forth in the following table. There are no conditions or events since these notifications that management believes have changed the institution's category.

Listed below is a comparison of the Company and its subsidiary Bank's 1998 and 1997 actual with the minimum requirements for well-capitalized and adequately capitalized bank, as defined by the federal regulatory agencies' Prompt Corrective Action Rules:

                                                                                                        To be well
                                                                               For capital           capitalized under
                                                                                adequacy             prompt corrective
                                                          Actual                purposes             action provisions
                                             --------------------------------------------------------------------------
                                                  Amount          Ratio    Amount        Ratio    Amount         Ratio
                                             --------------------------------------------------------------------------
                                             --------------------------------------------------------------------------
As of December 31, 1998:
Total capital (to risk-weighted assets):
First Banking Center, Inc.                        $ 33,328,000    12.1%    $ 22,041,000  8.0%         N/A
First Banking Center                              $ 32,488,000    11.8%    $ 22,002,000  8.0%     $ 27,503,000   10.0%
Tier I capital (to risk-weighted assets):
First Banking Center, Inc.                        $ 29,910,000    10.9%    $ 11,021,000  4.0%         N/A
First Banking Center                              $ 29,066,000    10.6%    $ 11,001,000  4.0%     $ 16,502,000    6.0%
Tier I capital (to average assets):
First Banking Center, Inc.                        $ 29,910,000     8.6%    $ 13,869,000  4.0%         N/A
First Banking Center                              $ 29,066,000     8.4%    $ 13,849,000  4.0%     $ 17,311,000    5.0%

As of December 31, 1997:
Total capital (to risk-weighted assets):
First Banking Center, Inc.                        $ 30,286,000    13.2%    $ 18,360,000  8.0%         N/A
First Banking Center - Burlington                 $ 26,392,000    12.6%    $ 16,688,000  8.0%     $ 20,860,000   10.0%
First Banking Center - Albany                     $  3,090,000    14.9%    $  1,656,000  8.0%     $  2,070,000   10.0%
Tier I capital (to risk-weighted assets):
First Banking Center, Inc.                        $ 27,153,000    11.8%     $ 9,180,000  4.0%         N/A
First Banking Center - Burlington                 $ 23,596,000    11.3%     $ 8,344,000  4.0%     $ 12,516,000    6.0%
First Banking Center - Albany                     $  2,830,000    13.7%     $   828,000  4.0%     $  1,242,000    6.0%
Tier I capital (to average assets):
First Banking Center, Inc.                        $ 27,153,000     8.7%    $ 12,434,000  4.0%         N/A
First Banking Center - Burlington                 $ 23,596,000     8.3%    $ 11,333,000  4.0%     $ 14,167,000    5.0%
First Banking Center - Albany                     $  2,830,000    10.4%    $  1,092,000  4.0%     $  1,365,000    5.0%


First Banking Center, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note T.  Business Acquisition

In November 1996, First Banking Center acquired the branch offices in Genoa City and Pell Lake, Wisconsin. This acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair value at the date of acquisition. The pro forma effect on net income is immaterial.

Effective April 6, 1998, First Banking Center - Albany was merged with First Banking Center. This allowed the Company to deliver services more efficiently by eliminating the duplicate costs associated with various management, administrative and support services.

Note U.  Fair Value of Financial Information

The estimated fair values of the Company's financial instruments are as follows:

                                                          1998                                 1997
                                         ---------------------------------------------------------------------------
                                               Carrying            Estimated         Carrying           Estimated
                                                amount             fair value         amount            fair value
                                         ----------------------------------------------------------------------------
                                         ----------------------------------------------------------------------------
Financial assets:
Cash and due from banks                        $ 18,013,000      $ 18,013,000        $ 16,286,000       $ 16,286,000
                                         ============================================================================
                                         ============================================================================

Federal funds sold                              $ 6,885,000       $ 6,885,000                 $ -                $ -
                                         ============================================================================
                                         ============================================================================

Interest bearing deposits
in banks                                           $ 66,000          $ 66,000           $ 820,000          $ 820,000
                                         ============================================================================
                                         ============================================================================

Securities                                     $ 65,263,000      $ 65,263,000        $ 74,601,000       $ 74,601,000
                                         ============================================================================
                                         ============================================================================

Net loans                                      $261,379,000     $ 260,821,085       $ 220,976,000       $220,771,000
                                         ============================================================================
                                         ============================================================================

Accrued interest receivable                     $ 2,453,000       $ 2,453,000         $ 2,355,000        $ 2,355,000
                                         ============================================================================
                                         ============================================================================

Financial liabilities:
Deposits                                       $282,799,000     $ 283,072,000       $ 252,899,000       $252,882,000
                                         ============================================================================
                                         ============================================================================

Repurchase agreements                          $ 28,750,000      $ 28,750,000        $ 30,286,000       $ 30,286,000
                                         ============================================================================
                                         ============================================================================

U.S. Treasury note account                        $ 100,000         $ 100,000           $ 540,000          $ 540,000
                                         ============================================================================
                                         ============================================================================

Other borrowings                               $ 22,143,000      $ 22,132,153        $ 11,957,000       $ 12,022,000
                                         ============================================================================
                                         ============================================================================

Accrued interest payable                        $ 1,183,000     $   1,183,000         $ 1,100,000        $ 1,100,000
                                         ============================================================================
                                         ============================================================================

The estimated fair value of fee income on letters of credit at December 31, 1998 and 1997 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 1998 and 1997.

First Banking Center, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note U.      Fair Value of Financial Information (continued)

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

Note V. First Banking  Center,  Inc. (Parent Company only) Financial Information

                                                                              December 31,
                                                                   -------------------------------------
                                                                   -------------------------------------
CONDENSED BALANCE SHEETS                                                      1998                1997
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Assets:
Cash                                                                         $ 85,000         $ 371,000
Interest-bearing deposits in banks                                            400,000           131,000
Investment in subsidiaries                                                 31,049,000        28,186,000
Loans                                                                         117,000            90,000
Other assets                                                                  417,000           217,000
                                                                   -------------------------------------
                                                                   -------------------------------------

Total assets                                                             $ 32,068,000      $ 28,995,000
                                                                   =====================================
                                                                   =====================================


Liabilities - other liabilities                                             $ 173,000          $ 75,000
                                                                   -------------------------------------
                                                                   -------------------------------------

Stockholders' equity:
Common stock, $1.00 par value, 3,000,000 shares
authorized; 1,488,631 and 1,484,718 shares issued
and outstanding in 1998 and 1997 respectively                               1,489,000         1,485,000
Surplus                                                                     4,312,000         4,221,000
Retained earnings                                                          25,431,000        22,846,000
                                                                   -------------------------------------
                                                                   -------------------------------------
                                                                           31,232,000        28,552,000
Accumulated other comprehensive income                                        663,000           368,000
                                                                   -------------------------------------
                                                                   -------------------------------------
Total stockholders' equity                                                 31,895,000        28,920,000
                                                                   -------------------------------------
                                                                   -------------------------------------

Total liabilities and stockholders' equity                               $ 32,068,000      $ 28,995,000
                                                                   =====================================

First Banking Center, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note V. First Banking Center, Inc. (Parent Company only) Financial Information (continued)

                                                                           December 31,
                                                           ------------------------------------------------
                                                           ------------------------------------------------
CONDENSED STATEMENTS OF INCOME                                    1998            1997             1996
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Income:
Dividends from subsidiaries                                     $ 796,000        $ 951,000       $ 750,000
Management fees from subsidiaries                               3,049,000        2,156,000       1,714,000
Other                                                              27,000            7,000           7,000
                                                           ------------------------------------------------
                                                           ------------------------------------------------
Total income                                                    3,872,000        3,114,000       2,471,000
                                                           ------------------------------------------------
                                                           ------------------------------------------------

Expenses:
Salaries and employee benefits                                  1,881,000        1,558,000       1,167,000
Occupancy expenses                                                191,000          127,000          90,000
Equipment expense                                                 346,000          208,000         220,000
Computer services                                                  58,000           37,000          31,000
Other expenses                                                    573,000          385,000         278,000
                                                           ------------------------------------------------
                                                           ------------------------------------------------
Total expenses                                                  3,049,000        2,315,000       1,786,000
                                                           ------------------------------------------------
                                                           ------------------------------------------------
Income before income tax benefit
and equity in undistributed
net income of subsidiaries                                        823,000          799,000         685,000

Income tax provision (benefit)                                      4,000          (52,000)        (11,000)
                                                           ------------------------------------------------
                                                           ------------------------------------------------

Income before equity in
undistributed net income
of subsidiaries                                                   819,000          851,000         696,000

Equity in undistributed
net income of subsidiaries                                      2,569,000        2,033,000       2,115,000
                                                           ------------------------------------------------
                                                           ------------------------------------------------

Net income                                                    $ 3,388,000       $2,884,000      $2,811,000
                                                           ================================================
                                                           ================================================

First Banking Center, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note V. First Banking Center, Inc. (Parent Company only) Financial Information (continued)

                                                                               December 31,
                                                          -------------------------------------------------
                                                          -------------------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS                                1998             1997            1996
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                    $ 3,388,000       $2,884,000      $2,811,000
                                                          -------------------------------------------------
                                                          -------------------------------------------------
Adjustments   to  reconcile  net  income  to  net
cash  provided  by  operating activities:
Amortization of goodwill                                            1,000            1,000           3,000
(Increase) decrease in other assets                              (192,000)          24,000        (153,000)
(Increase) decrease in income taxes receivable                    (10,000)           8,000          20,000
Increase (decrease) in other liabilities                          100,000           23,000         (32,000)
Equity in undistributed earnings                               (2,569,000)      (2,033,000)     (2,115,000)
                                                          -------------------------------------------------
                                                          -------------------------------------------------
Total adjustments                                              (2,670,000)      (1,977,000)     (2,277,000)
                                                          -------------------------------------------------
                                                          -------------------------------------------------
Net cash provided by operating activities                         718,000          907,000         534,000
                                                          -------------------------------------------------
                                                          -------------------------------------------------

Cash flows from investing activities:
Net increase in interest bearing deposits in banks               (269,000)          (5,000)         (5,000)
Net increase in loans                                             (27,000)         (90,000)              -
                                                          -------------------------------------------------
                                                          -------------------------------------------------
Net cash used in investing activities                            (296,000)         (95,000)         (5,000)
                                                          -------------------------------------------------
                                                          -------------------------------------------------

Cash flows from financing activities:
Proceeds from stock options exercised                              95,000          139,000         105,000
Dividends paid                                                   (803,000)        (741,000)       (678,000)
                                                          -------------------------------------------------
                                                          -------------------------------------------------
Net cash used in financing activities                            (708,000)        (602,000)       (573,000)
                                                          -------------------------------------------------
                                                          -------------------------------------------------

Increase (decrease) in cash                                      (286,000)         210,000         (44,000)

Cash at beginning of year                                         371,000          161,000         205,000
                                                          -------------------------------------------------
                                                          -------------------------------------------------

Cash at end of year                                              $ 85,000        $ 371,000       $ 161,000
                                                          =================================================
                                                          =================================================

Supplemental disclosures of of cash flow information:
Cash paid (received) during year for income taxes                $ 13,000        $ (60,000)      $ (31,000)
                                                          =================================================

FIRST BANKING CENTER, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion provides additional analysis of the financial statements presented in the Company's annual report and should be read in conjunction with this information. This discussion focuses on the significant factors that affected the Company's earnings in 1998, with comparisons to 1997. As of December 31, 1998, First Banking Center (the "Bank") was the only direct subsidiary of the Company and its operations contributed nearly all of the revenue for the year. The Company provides various support functions for the Bank and receives payment from the Bank for these services. These inter-company payments are eliminated for the purpose of these consolidated financial statements. The Bank has two wholly owned subsidiaries, FBC Financial Services, Corp., a brokerage and financial services subsidiary, and FBC Burlington, Inc., an investment subsidiary located in Nevada.

Overview

As of December 31, 1998, total Company assets were $369.1 million increasing 11.2% from $327.8 million as of December 31, 1997. Total income for 1998 was $3.4 million or $2.28 per share, increasing 17.5% from $2.9 million or $1.95 per share in 1997. The significant items resulting in the above-mentioned results are discussed below.

Balance sheet analysis

Loans

As of December 31, 1998, loans outstanding were $264.7 million for an increase of $40.6 million or 18.1% from December 31, 1997. During 1998 Residential Real Estate loans increased $10.1 million, and Commercial Real Estate loans increased $15.2 million or 11.8% and 29.0% respectively. At December 31, 1998, Construction and Land Development loans were at $30.0 million or 11.3% of total loans, Residential Real Estate loans were at $96.1 million or 36.3% of total loans, and Commercial loans were at $38.1 million or 16.3% of total loans, and Commercial Real Estate loans were at $67.7 million or 25.6% of total loans.

Allowance for Loan Losses

The allowance for possible loan losses was $3.4 million or 1.29% of gross loans on December 31, 1998, compared with $3.1 million or 1.40% of gross loans on December 31, 1997. Net charge-offs for 1998 were $41 thousand or .015% of gross loans, compared to net recoveries of $5 thousand or .002% of gross loans for 1997. As of December 31, 1998, loans on non-accrual status totaled $1.5 million or .57% of gross loans compared to $824 thousand or .37% of gross loans on December 31, 1997. The non-accrual loans consisted primarily of $1.3 million of residential real estate loans and $159 thousand of commercial loans. On December 31, 1998, the ratio of non-accrual loans to the allowance for loan losses was 43.8% compared to 26.3% on December 31, 1997.

The Bank evaluates the adequacy of the allowance for loan losses based on an analysis of specific problem loans, as well as on an aggregate basis. Management reviews a calculation of the allowance for loan losses on a quarterly basis and feels that the allowance for loan losses is adequate. The allowance for loan loss is maintained at a level management considers adequate to provide for potential future losses. The level of the allowance is based on management's periodic and comprehensive evaluation of the loan portfolio, including past loan loss experience; current and projected economic trends; the volume, growth and composition of the loan portfolio, and other relevant factors. Management also considers reports of examinations furnished by State and Federal banking authorities in this regard.

During 1998 $330 thousand was charged to current earnings and added to the allowance for loan losses.

FIRST BANKING CENTER, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Investments securities - Available for Sale

The securities available-for-sale portfolio decreased $9.3 million or 12.5% during 1998. The majority of the decrease came from the sales and maturities of Mortgage-backed securities and was used to fund loans.

Deposits and Borrowed Funds

As of December 31, 1998, total deposits were $282.7 million, which is an increase of $29.9 million or 11.8% from December 31, 1997. Money Market and
Savings Deposits increased $16.9 million or 20.9% to $97.8 million. Demand Deposits increased $9.9 million or 24.8% to $50.0 million. Securities sold under agreement to repurchase and Certificates of Deposits decreased $3.6 million or 7.5%. Federal Home Loan Borrowings increased $9.0 million or 72.4% since December 31, 1997.

Capital resources

During 1998, the Company's stockholders' equity increased $2.9 million or 10.3%. Net income of $3.4 million and change in unrealized loss on available for sale securities of $295 thousand were the primary reasons for the increase in equity. Cash dividends paid in 1998 were $803 thousand or $.54 per share.

In December 1990, the Federal Reserve Board's risk-based guidelines became effective. Under these guidelines capital is measured against the Company's subsidiary bank's risk-weighted assets. The Company's tier 1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 10.6% at December 31, l998, well above the 4% minimum required. Total capital to risk-adjusted assets was 11.8%, also well above the 8% minimum requirement. The leverage ratio was at 8.4% compared to the 4% minimum requirement. According to FDIC capital guidelines, the Company is considered to be "well capitalized."

Asset/liability management

The principal function of asset/liability management is to manage the balance sheet mix, maturities, repricing characteristics and pricing components to provide an adequate and stable net interest margin with an acceptable level of risk over time and through interest rate cycles.

Interest-sensitive assets and liabilities are those that are subject to repricing within a specific relevant time horizon. The Bank measures interest-sensitive assets and liabilities, and their relationship with each other at terms of immediate, quarterly intervals up to 1 year, and over 1 year.

Changes in net interest income, other than volume related, arise when interest rates on assets reprice in a time frame or interest rate environment that is different from the repricing period for liabilities. Changes in net interest income also arise from changes in the mix of interest earning assets and interest-bearing liabilities.

The Bank's strategy with respect to asset/liability management is to maximize net interest income while limiting its exposure to a potential downward movement. Strategy is implemented by the Bank's management, which takes action based upon its analysis of the Bank's present positioning, its desired future positioning, economic forecasts, and its goals. It is the Bank's desire to maintain a cumulative GAP of positive or negative 15% of rate sensitive assets at the 1 year time frame. The current percentage is negative 1% which compares to negative 10% as of December 31, 1997.

FIRST BANKING CENTER, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Liquidity

The liquidity position of the Company is managed to ensure that sufficient funds are available to meet customers' needs for loans and deposit withdrawals. Liquidity to meet demand is provided by maintaining marketable investment securities, Federal Funds Sold, as well as, maintaining a full line of competitively priced deposit and short-term borrowing products. The Bank is also a member of the Federal Home Loan Bank system, which provides the Company with an additional source of liquidity. The Bank is authorized to borrow up to 60% of the book value of its 1-4 family real estate mortgages secured by a security agreement pledging the Bank's 1-4 family real estate mortgages with a carrying value of $96.1 million. During 1998 the Company's loan to deposit ratio increased from 87% to 92%. This increase was due to an increase in loans of $40.6 million or 18.3% while deposits only increased $29.9 million or 11.8%. The additional funding for the increase in loans came from increased borrowings from the Federal Home Loan Bank and the sales and maturities of investment securities.

While liquidity within the banking industry continues to tighten management is unaware of any recommendations by regulatory authorities, known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources, or operations.

Results of operations

Net Interest Income

Net interest income is the difference between interest income and fees on loans and interest expense, and is the largest contributing factor to net income for the Company. All discussions of rate are on a tax-equivalent basis, which accounts for income earned on securities that are not fully subject to federal taxes. Net interest income for 1998 was $13.3 million, increasing 13.6% over the 1997 level of $11.7 million. Net interest income as a percentage of average earning assets was 4.58% in 1998 versus 4.40% in 1997.

Total interest income increased $2.6 million as average earning assets increased from $282.2 million to $308.8 million or 9.43%. The yields on interest earning asset increased from 8.37% to 8.51%.

The increase in interest income in 1998 was due primarily to an increase in interest and fees on loans. Interest and fees on loans increased to $21.9 million or 17.3% from $18.7. The increase in loan income was the result of a $37.1 million or 17.9% increase in average balances outstanding and an increase in fees collected on loans. Fees collected on loans were $1.2 million, increasing 89% over 1997 fees of $621 thousand. A record volume of residential real estate loans, which were sold on the secondary market, primarily generated the fees. This record volume of loan activity was due to low home mortgage interest rates.

Total interest expense increased $1.0 million. This increase was due to an increase in average interest bearing deposits of $11.0 million or 5.26% and an increase in average Federal Home Loan Borrowings of $6.3 million or 63.5%. The cost of all interest bearing liabilities decreased from 4.70% to 4.69%.

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

FIRST BANKING CENTER, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

During 1998 $330 thousand was charged to current earnings and added to the allowance for loan losses.

Non-interest income

Non-interest income during 1998 increased $374 thousand or 17.3% from 1997. This increase is due primarily to increased income from service charges on deposit accounts, which increased $100 thousand or 10.9%, Trust Department income which increased $73 thousand or 21.4%, and income from the Company's ATM network which increased $76 thousand or 25.8%.

Non-interest expense

Non-interest expense during 1998 increased from $9.6 million to $10.8 million an increase of $1.2 million or 12.3%. Salaries and benefits increased $688 thousand or 12.9%, equipment expense increased $60 thousand or 5.5%, occupancy expense increased $73 thousand or 11.4%, and stationary and office supplies increased $77 thousand or 31.3%.

Year 2000 Assessment

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendor and purchased software which is run on personal computer networks. Any hardware and software that recognize the date "00" as the year 1900 rather than the year 2000 could result in errors or system failures.

The Board of Directors oversees the Company's Year 2000 efforts and senior management reports to the Board on at least a quarterly basis the Company's Year 2000 progress. Early in 1998, the Company completed an assessment and work plan to assure that all hardware and software utilized by the Company will function properly in the year 2000. The Company and its primary vendors have been testing their computer systems to determine their ability to handle the Year 2000 issue. To date, the Company and its vendors have identified and renovated of installed compliant software. Test of compliant software is underway with estimated completion of 75% with and estimated completion date of June 30, 1999.

The Company is in the process of developing contingency plans for all mission critical functions. These contingency plans are scheduled to be in place by March 31, 1999. However, we will continue to revise these plans as vendors certify Year 2000 compliance throughout 1999.

Additionally, phone systems, alarms, elevators, heating and cooling systems and other computer-controlled mechanical devices on which the Company relies are in the process of being evaluated and tested. Those found not compliant will be modified or replaced with a compliant product. It is estimated this phase is 75% complete and the estimated completion date is June 30, 1999.

Costs associated with the Year 2000 project include internal staff time as well as consulting, equipment upgrade and software enhancement expenses. At the present time, management estimates equipment and software costs required to make its current operation year 2000 compliant to be $57,500. The Year 2000 project costs, which management continuously reviews, could vary significantly based upon the results of testing and other factors.

Management is also aware of the potential adverse impact failures by borrowers to adequately address their Year 2000 problems could have on the Company. To raise awareness to the Year 2000 risks, substantially all key customers have been contacted regarding this issue. Account officers continually assess progress made by their key customers and increased provisions to the allowance for loan and lease losses will reflect any additional exposure to the Company.