Form 10-Q
period 1999-03-31
FIRST BANKING CENTER INC
filed 1999-05-14
CIK 356858

UNITED STATES

                        SECURITIES AND EXCAHGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCAHNGE ACT 1934

For the quarterly period ended March 31, 1999

OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes     [ X ]     No [   ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, $1.00 par value, 1,489,156 shares outstanding.


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                             FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                                        BURLINGTON, WISCONSIN
                                                     CONSOLIDATED BALANCE SHEET
                                                           March 31, 1999
                                                                 vs
                                                          December 31, 1998
                                                       (Amounts in Thousands)

                                                                                               3/31/99             12/31/98
ASSETS:
  Cash and due from banks                                                                             $11,603              $18,013
  Federal funds sold                                                                                    2,820                6,885
  Interest bearing deposits in banks                                                                       38                   66
  Available for sale securities - stated at fair value                                                 67,199               65,263
  Loans, less allowance for loan losses of $3,468,000 and
    $3,421,000 in 1999 and 1998 respectively                                                          262,434              261,379
  Office buildings and equipment, net                                                                   9,669                9,602
  Accrued interest receivable and other assets                                                          8,417                7,923
                                                                                              -------------------------------------

      TOTAL ASSETS                                                                                   $362,180             $369,131
                                                                                              =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Demand                                                                                            $41,059              $50,056
    Savings and NOW accounts                                                                          125,942              126,898
    Time                                                                                              109,403              105,845
                                                                                              -------------------------------------
      Total Deposits                                                                                  276,404              282,799

  Securities sold under repurchase agreements                                                          27,958               28,750
  U S Treasury note account                                                                               100                  100
  Other borrowings                                                                                     21,203               22,143
  Accrued interest and other liabilities                                                                3,826                3,444
                                                                                              -------------------------------------

      TOTAL LIABILITIES                                                                              $329,491             $337,236
                                                                                              -------------------------------------

STOCKHOLDERS' EQUITY:
  Common Stock,  $1.00 par value  3,000,000  shares  authorized;  1,489,156  and
    1,488,631 shares issued and outstanding as
    of March 31, 1999 and December 31, 1998 resceptively                                               $1,489               $1,489
  Surplus                                                                                               4,323                4,312
  Retained Earnings                                                                                    26,381               25,431
                                                                                              -------------------------------------
                                                                                                       32,193               31,232
  Accumulated other comprehensive income                                                                  496                  663
                                                                                              -------------------------------------

      TOTAL STOCKHOLDERS' EQUITY                                                                      $32,689              $31,895
                                                                                              -------------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $362,180             $369,131
                                                                                              =====================================

                                             FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                                        BURLINGTON, WISCONSIN
                                                  CONSOLIDATED STATEMENT OF INCOME
                                                    as of March 31, 1999 and 1998
                                                       (Amounts in Thousands)
                                                                          Quarter-to-Date                      Year-to-Date

                                                                     3/31/99         3/31/98         3/31/99           3/31/98
INTEREST INCOME:
  Interest and fees on loans                                         $5,715          $5,092          $5,715            $5,092
  Interest on securities:
    Taxable                                                             659             649             659               649
    Tax-exempt                                                          296             311             296               311
  Interest on federal funds sold                                         41              41              41                41
  Interest on deposits in banks                                           1              12               1                12
                                                              ---------------------------------------------------------------------
      TOTAL INTEREST INCOME                                           6,712           6,105           6,712             6,105
                                                              ---------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                                2,435           2,475           2,435             2,475
  Int on fed funds purch. and securities
    sold under agreements to repurchase                                 338             321             338               321
  Int on U S Treasury Note Account                                        1               6               1                 6
  Int on other borrowings                                               292             197             292               197
                                                              ---------------------------------------------------------------------
      TOTAL INTEREST EXPENSE                                          3,066           2,999           3,066              2,999
                                                              ---------------------------------------------------------------------
      NET INTEREST INCOME                                             3,646           3,106           3,646              3,106
  Provision for loan losses                                              83              83              83                 83
                                                              ---------------------------------------------------------------------
      NET INT. INC. AFTER PROVISION
        FOR LOAN LOSSES                                               3,563           3,023           3,563              3,023
                                                              ---------------------------------------------------------------------
Noninterest income:
  Trust department income                                                90              89              90                 89
  Service charges on deposits                                           275             261             275                261
  Invest. security gains/(losses)                                         0               0               0                  0
  Other income                                                          241             239             241                239
                                                              ---------------------------------------------------------------------
      TOTAL NONINTEREST INCOME                                          606             589             606                589
                                                              ---------------------------------------------------------------------
Noninterest expense:
  Salary and employee benefits                                        1,563           1,385           1,563              1,385
  Occupancy expense                                                     223             187             223                187
  Equipment expense                                                     281             267             281                267
  Computer services                                                     128             112             128                112
  Other expense                                                         609             606             609                606
                                                              ---------------------------------------------------------------------
      TOTAL NONINTEREST EXPENSE                                       2,804           2,557           2,804              2,557
                                                              ---------------------------------------------------------------------
      INCOME BEFORE INCOME TAXES                                      1,365           1,055           1,365              1,055
  Income taxes                                                          415             294             415                294
                                                              ---------------------------------------------------------------------
      NET INCOME                                                       $950            $761            $950               $761
                                                              =====================================================================
      Earnings per share:
        Basic                                                         $0.64           $0.51           $0.64              $0.51
        Diluted                                                       $0.61           $0.51           $0.61              $0.51
      Weighted average shares outstanding                         1,488,904       1,484,786       1,488,904          1,484,786

                                             FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                                        BURLINGTON, WISCONSIN
                                                  CONSOLIDATED STATEMENT OF CHANGES
                                                IN COMPONENTS OF STOCKHOLDERS' EQUITY
                                                        As of March 31, 1999
                                                       (Amounts in Thousands)
                                                                                               Accumulated
                                                                                                other
                                          Common                   Retained        Treasury    comprehensive
                                          Stock     Surplus        Earnings        Stock       income(loss)           Total
                                    -------------------------------------------------------------------------------------------
Balance, December 31, 1997                $1,485     $4,221         $22,846              $0             $368          $28,920
                                                                                                                  -------------
  Comprehensive income:
    Net income - 1998                          -          -             761               -                -              761
    Change in net unrealized gain(loss)
      on securities available for sale,
      net of reclassification adjustment
      and tax effects                          -          -               -               -               21               21
                                                                                                                  -------------

        Total comprehensive income                                                                                        782
                                                                                                                  -------------

  Cash dividend paid-$.00 per share            -          -               -               -                -                0
  Issuance of 100 new shares of stock
    for the exercise of stock options          -          2               -               -                -                2
                                    -------------------------------------------------------------------------------------------

Balance March 31, 1998                    $1,485     $4,223         $23,607              $0             $389          $29,704
                                    ===========================================================================================

Balance, December 31, 1998                $1,489     $4,312         $25,431              $0             $663          $31,895
  Comprehensive income:
    Net income - 1999                          -          -             950               -                -              950
    Change in net unrealized gain(loss)
      on securities available for sale,
      net of reclassification adjustment
      and tax effects                          -          -               -               -             (167)            (167)
                                                                                                                  -------------

        Total comprehensive income                                                                                        783
                                                                                                                  -------------

  Cash dividend paid-$.00 per share            -          -               -               -                 -                -
  Issuance of 525 new shares of stock
    for the exercise of stock options          -         11               -               -                 -               11
                                    --------------------------------------------------------------------------------------------

Balance March 31, 1999                    $1,489     $4,323         $26,381              $0              $496           $32,689
                                    ============================================================================================

                                             FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        BURLINGTON, WISCONSIN
                                                Y-T-D ending March 31, 1999 and 1998
                                          Increase (decrease) in Cash and Cash Equivalents
                                                       (Amounts in Thousands)

                                                                                                     1999                 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                       $950                 $761
                                                                                               ------------------------------------
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
  activities:
    Depreciation                                                                                      221                  220
    Provision for loan losses                                                                          83                   83
    Gain on sale of loans                                                                               0                    0
    Loss on disposal of office building and equipment                                                   0                    0
    Gain on sale of other real estate owned                                                             0                    0
    Provision for deferred taxes                                                                       14                    0
    Amortization and accretion of bond
      premiums and discounts - net                                                                    (27)                  16
    Amortization of excess cost over equity in
      underlying net assets of subsidiary                                                              26                   26
    Investment securities (gains) losses                                                                0                    0
    (Increase) decrease in assets:
      Interest receivable                                                                            (167)                 (64)
      Other assets                                                                                   (280)                 (87)
    Increase (decrease) in liabilities:
      Taxes payable                                                                                   465                  235
      Interest payable                                                                               (100)                  27
      Other liabilities                                                                                17                  (74)
                                                                                                -----------------------------------
        TOTAL ADJUSTMENTS                                                                             252                  382
        NET CASH PROVIDED FROM OPERATING ACTIVITIES                                                $1,202               $1,143
                                                                                                -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase) decrease in interest-bearing deposits                                              $28                  $69
    Net (increase) decrease in federal funds sold                                                   4,065               (2,888)
    Proceeds from sales of available for sale securities                                            2,500                    0
    Proceeds from maturities of available for sale securities                                      44,851               55,886
    Purchase of available for sale securities                                                     (49,514)             (45,838)
    Net (increase) decrease in loans                                                               (1,138)              (9,901)
    Purchase of office buildings and equipment                                                       (288)                (440)
    Proceeds from sale of officebuilding and equipment                                                  0                    0
    Proceeds from sale of other real estate owned                                                       0                    0
                                                                                                -----------------------------------
        NET CASH USED IN INVESTING ACTIVITIES                                                        $504              ($3,112)
                                                                                                -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                                                           ($6,395)               ($606)
    Dividends paid                                                                                      0                    0
    Net increase (decrease) in other borrowings                                                      (940)               3,573
    Net increase (decrease) in U S Treasury Note Account                                                0                    0
    Net increase (decrease) in securities sold under
      repurchase agreements                                                                           (792)              (6,739)
    Proceeds from stock options exercised                                                               11                    2
                                                                                                 ----------------------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   ($8,116)             ($3,770)
                                                                                                 ----------------------------------

    Net increase (decrease) in cash                                                                  (6,410)              (5,739)

Cash at beginning of year                                                                            18,013               16,286
                                                                                                 ----------------------------------

Cash at end of quarter                                                                              $11,603              $13,435
                                                                                                 ==================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
    Interest                                                                                         $3,166               $2,981
                                                                                                 ==================================

    Income taxes                                                                                       ($95)                 $75
                                                                                                 ==================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
    Securities held for investment reclassified to
      available for sale securities                                                                      $0                   $0
                                                                                                 ==================================
    Net change in unrealized gain(loss) on available
      for sale securities                                                                             ($167)                 $21
                                                                                                 ==================================

                   FIRST BANKING CENTER, INC AND SUBSIDIARIES
                              BURLINGTON, WISCONSIN
                    NOTE TO CONSOLIDATE FINANCIAL STATEMENTS
                              As of March 31, 1999


Note 1.  Basis of Presentation

In the opinion of Management, the accompanying unaudited consolidated financial statements reflect all adjustments which are necessary to present a fair statement of the results for the interim periods.

The accounting policies followed by the registrant are set forth in Note A to the registrant's financial statements in the 1998 First Banking Center, Inc. (the "Company") annual report which is incorporated by reference herein (see exhibit A).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                   FIRST BANKING CENTER, INC AND SUBSIDIARIES
                              BURLINGTON, WISCONSIN
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              As of March 31, 1999


The following discussion provides additional analysis of the financial condition and results of operations of the Company for the year-to-date ended March 31, 1999. This discussion focuses on the significant factors that affected the Company's earnings so far in 1999, with comparisons to 1998. As of March 31, 1999, First Banking Center (the "Bank") was the only direct subsidiary of the Company and its operations contributed nearly all of the revenue for the year. The Company provides various support functions for the Bank and receives payment from the Bank for these services. These inter-company payments are eliminated for the purpose of these consolidated financial statements. The Bank has two wholly owned subsidiaries, FBC Financial Services, Corp., a brokerage and financial services subsidiary, and FBC Burlington, Inc., an investment subsidiary located in Nevada.

Overview

As of March 31, 1999, total Company assets were $362.1 million decreasing 1.9% from $369.1 million as of December 31, 1998. Total income for first quarter 1999 was $950 thousand or $.64 per share, increasing 19.9% from $761 thousand or $.51 per share in the first quarter of 1998. The significant items resulting in the above-mentioned results are discussed below.

Balance sheet analysis

Loans

As of March 31, 1999, loans outstanding were $265.9 million for an increase of $1.1 million or .4% from December 31, 1998. During this three-month period, Residential Real Estate loans decreased $4.4 million, and Commercial Real Estate loans increased $700 thousand or 4.6% and 1.0% respectively. At March 31, 1999, Construction and Land Development loans were at $29.2 million or 10.9% of total loans, Residential Real Estate loans were at $91.7 million or 34.5% of total loans, Commercial loans were at $43.4 million or 16.3% of total loans, and Commercial Real Estate loans were at $68.4 million or 25.7% of total loans.

Allowance for Loan Losses

The allowance for possible loan losses was $3.5 million or 1.30% of gross loans on March 31, 1999, compared with $3.4 million or 1.29% of gross loans on December 31, 1998. Net charge-offs for the three-month period were $40 thousand or .015% of gross loans, compared to net recoveries of $4 thousand or .002% of gross loans for 1998. As of March 31, 1999, loans on non-accrual status totaled $1.4 million or .52% of gross loans compared to $1.5 million or .57% of gross loans on December 31, 1998. The non-accrual loans consisted primarily of $1.2 million of residential real estate loans and $103 thousand of agricultural loans. On March 31, 1999, the ratio of non-accrual loans to the allowance for loan losses was 40.0% compared to 43.8% on December 31, 1998.

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

During the three month period ended March 31, 1999, $83 thousand was charged to current earnings and added to the allowance for loan losses.

Investments securities - Available for Sale

The securities available-for-sale portfolio increased $1.9 million or 2.8% from December 31, 1998 to March 31, 1999. The majority of the increase came from the purchase of U.S. Government Agency securities.

Deposits and Borrowed Funds

As of March 31, 1999, total deposits were $276.4 million, which is a decrease of $6.3 million or 2.3% from December 31, 1998. Money Market and Savings Deposits increased $5.1 million or 5.0% to $102.9 million. Demand Deposits decreased $8.7 million or 21.1% to $41.3 million. Securities sold under agreement to repurchase and Certificates of Deposits increased $2.6 million or 2.2%. Federal Home Loan Borrowings decreased $940 thousand or 4.56% since December 31, 1998.

Capital resources

During the first quarter of 1999, the Company's stockholders' equity increased $798 thousand or 2.4%. Net income of $950 thousand was the primary reasons for the increase in equity.

In December 1990, the Federal Reserve Board's risk-based guidelines became effective. Under these guidelines capital is measured against the Company's subsidiary bank's risk-weighted assets. The Company's tier 1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 11.2% at March 31, l999, well above the 4% minimum required. Total capital to risk-adjusted assets was 12.4%, also well above the 8% minimum requirement. The leverage ratio was at 8.5% compared to the 4% minimum requirement. According to FDIC capital guidelines, the Company is considered to be "well capitalized."

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

The Bank's strategy with respect to asset/liability management is to maximize net interest income while limiting its exposure to a potential downward movement. Strategy is implemented by the Bank's management, which takes action based upon its analysis of the Bank's present positioning, its desired future positioning, economic forecasts, and its goals. It is the Bank's desire to maintain a cumulative GAP of positive or negative 15% of rate sensitive assets at the one-year time frame. The current percentage is 0.0% which compares to negative 1% as of December 31, 1998.

Liquidity

The liquidity position of the Company is managed to ensure that sufficient funds are available to meet customers' needs for loans and deposit withdrawals. Liquidity to meet demand is provided by maintaining marketable investment securities, Federal Funds Sold, as well as, maintaining a full line of competitively priced deposit and short-term borrowing products. The Bank is also a member of the Federal Home Loan Bank system, which provides the Company with an additional source of liquidity. The Bank is authorized to borrow up to 60% of the book value of its 1-4 family real estate mortgages secured by a security agreement pledging the Bank's 1-4 family real estate mortgages with a carrying value of $91.7 million. During the three-month period of March 31, 1999, the Company's loan to deposit ratio increased from 92% to 95%. This increase was due to an increase in loans of $1.1 million or .4% while deposits decreased $6.3 million or 2.3%. The additional funding for the increase in loans came from a decrease in cash.

While liquidity within the banking industry continues to tighten management is unaware of any recommendations by regulatory authorities, known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources, or operations.

Results of operations

Net Interest Income

Net interest income is the difference between interest income and fees on loans and interest expense, and is the largest contributing factor to net income for the Company. All discussions of rate are on a tax-equivalent basis, which accounts for income earned on securities that are not fully subject to federal taxes. Net interest income for the three-month period ended March 31, 1999, was $3.6 million, increasing 14.8% over the 1998 level of $3.1 million. Net interest income as a percentage of average earning assets was 4.47% for first quarter 1999, versus 4.19% for first quarter 1998.

Total interest income increased $607 thousand as average earning assets increased from $308.8 million to $339.1 million or 9.82%. The yields on interest earning asset decreased from 8.11% to 8.09%.

The increase in interest income for the period ended March 31, 1999, was due primarily to an increase in interest and fees on loans. Interest and fees on loans increased to $5.7 million or 10.9% from $5.1. The increase in loan income was the result of a $17.9 million or 6.8% increase in average balances outstanding and an increase in fees collected on loans. Fees collected on loans were $388 thousand, increasing 44.4% over 1998 fees of $216 thousand. Residential real estate loans sold on the secondary market were the primary reason for the increase in fees.

Total interest expense increased $67 thousand. This increase was due to an increase in average interest bearing deposits of $14.8 million or 6.72% and an increase in average Federal Home Loan Borrowings of $4.9 million or 30.2%. The cost of all interest bearing liabilities decreased from 4.69% to 4.30%.

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

During the period ended March 31, 1999, $83 thousand was charged to current earnings and added to the allowance for loan losses.

Non-interest income

Non-interest income increased $17 thousand or 2.8% from 1998. This increase is due primarily to increased income from service charges on deposit accounts, which increased $14 thousand or 5.9%.

Non-interest expense

Non-interest expense increased from $2.6 million to $2.8 million an increase of $247 thousand or 8.8%. Salaries and benefits increased $178 thousand or 11.4%, equipment expense increased $14 thousand or 5%, and occupancy expense increased $36 thousand or 16.1%.

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

The Board of Directors oversees the Company's Year 2000 efforts and senior management reports to the Board on at least a quarterly basis the Company's Year 2000 progress. Early in 1998, the Company completed an assessment and work plan to assure that all hardware and software utilized by the Company will function properly in the year 2000. The Company and its primary vendors have been testing their computer systems to determine their ability to handle the Year 2000 issue. To date, the Company and its vendors have identified and renovated of installed compliant software. Test of compliant software is underway with estimated completion of 95% with and estimated completion date of June 30, 1999.

The Company is in the process of finalizing contingency plans for all mission critical functions. These contingency plans will be in place by June 30, 1999. However, we will continue to revise these plans as vendors certify Year 2000 compliance throughout 1999.

Additionally, phone systems, alarms, elevators, heating and cooling systems and other computer-controlled mechanical devices on which the Company relies are in the process of being evaluated and tested. Those found not compliant will be modified or replaced with a compliant product. It is estimated this phase is 95% complete and the estimated completion date is June 30, 1999.

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

Part II-OTHER INFORMATION
Item 1.  Legal Proceedings

              None

Item 2.  Changes in Securities

             None

Item 3.  Defaults upon Senior Securities

             None

Item 4.  Submission of Matters to a Vote of Security Holders

            None

Item 5.  Other Information

             None

Item 6.  Exhibits and Reports on Form 8-K

             None

Exhibit A:
                   FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                              BURLINGTON, WISCONSIN
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997, 1996

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














                           First Banking Center, Inc.





May 10, 1999
                     --------------------------------------
Date                 Brantly Chappell
                     President & Chief Executive Officer






May 10, 1999
                     --------------------------------------
Date                 James Schuster
                     Chief Financial Officer