Form 10-Q
period 1999-06-30
FIRST BANKING CENTER INC
filed 1999-08-16
CIK 356858

UNITED STATES

                        SECURITIES AND EXCAHGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCAHNGE ACT 1934

For the quarterly period ended June 30, 1999

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

Yes     [ X ]     No [   ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, $1.00 par value, 1,489,380 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                     FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                                BURLINGTON, WISCONSIN
                                             CONSOLIDATED BALANCE SHEET
                                                    June 30, 1999
                                                         vs
                                                  December 31, 1998
                                               (Amounts in Thousands)
                                                                                            6/30/99          12/31/98
ASSETS:
  Cash and due from banks                                                                    $12,891          $18,013
  Federal funds sold                                                                             644            6,885
  Interest bearing deposits in banks                                                              64               66
  Available for sale securities - stated at fair value                                        56,361           65,263
  Loans, less allowance for loan losses of $3,541,000 and
    $3,421,000 in 1999 and 1998 respectively                                                 279,595          261,379
  Office buildings and equipment, net                                                          9,583            9,602
  Accrued interest receivable and other assets                                                 8,506            7,923
                                                                                       -------------------------------

      TOTAL ASSETS                                                                          $367,644         $369,131
                                                                                       ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Demand                                                                                   $48,684          $50,056
    Savings and NOW accounts                                                                 131,308          126,898
    Time                                                                                     107,341          105,845
                                                                                       -------------------------------
      Total Deposits                                                                         287,333          282,799

  Securities sold under repurchase agreements                                                 22,957           28,750
  U S Treasury note account                                                                      100              100
  Other borrowings                                                                            21,053           22,143
  Accrued interest and other liabilities                                                       3,453            3,444
                                                                                       -------------------------------

      TOTAL LIABILITIES                                                                     $334,896         $337,236
                                                                                       -------------------------------

STOCKHOLDERS' EQUITY:
  Common Stock,  $1.00 par value  3,000,000  shares  authorized;  1,489,380  and
    1,488,631 shares issued and outstanding as
    of June 30, 1999 and December 31, 1998 resceptively                                       $1,489           $1,489
  Surplus                                                                                      4,328            4,312
  Retained Earnings                                                                           27,078           25,431
                                                                                       -------------------------------
                                                                                              32,895           31,232
  Accumulated other comprehensive income                                                        (147)             663
                                                                                       -------------------------------

      TOTAL STOCKHOLDERS' EQUITY                                                             $32,748          $31,895
                                                                                       -------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $367,644         $369,131
                                                                                       ===============================

                                     FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                                BURLINGTON, WISCONSIN
                                          CONSOLIDATED STATEMENT OF INCOME
                                            as of June 30, 1999 and 1998
                                               (Amounts in Thousands)
                                                                Quarter-to-Date                   Year-to-Date

                                                             6/30/99         6/30/98       6/30/99          6/30/98
INTEREST INCOME:
  Interest and fees on loans                                    $5,999          $5,436       $11,714          $10,528
  Interest on securities:
    Taxable                                                        485             497         1,144            1,113
    Tax-exempt                                                     302             306           598              650
  Interest on federal funds sold                                    28              23            69               64
  Interest on deposits in banks                                      2              10             3               22
                                                      ----------------------------------------------------------------
      TOTAL INTEREST INCOME                                      6,816           6,272        13,528           12,377
                                                      ----------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                           2,415           2,495         4,850            4,970
  Int on fed funds purch. and securities
    sold under agreements to repurchase                            290             269           628              590
  Int on U S Treasury Note Account                                   1               7             2               13
  Int on other borrowings                                          278             230           570              427
                                                      ----------------------------------------------------------------
      TOTAL INTEREST EXPENSE                                     2,984           3,001         6,050            6,000
                                                      ----------------------------------------------------------------
      NET INTEREST INCOME                                        3,832           3,271         7,478            6,377
  Provision for loan losses                                         82              82           165              165
                                                      ----------------------------------------------------------------
      NET INT. INC. AFTER PROVISION
        FOR LOAN LOSSES                                          3,750           3,189         7,313            6,212
                                                      ----------------------------------------------------------------
Noninterest income:
  Trust department income                                           90              88           180              177
  Service charges on deposits                                      301             219           576              480
  Invest. security gains/(losses)                                    0              (1)            0               (1)
  Other income                                                     305             315           546              554
                                                      ----------------------------------------------------------------
      TOTAL NONINTEREST INCOME                                     696             621         1,302            1,210
                                                      ----------------------------------------------------------------
Noninterest expense:
  Salary and employee benefits                                   1,576           1,607         3,139            2,992
  Occupancy expense                                                189             164           412              351
  Equipment expense                                                317             283           598              550
  Computer services                                                166              88           294              200
  Other expense                                                    553             618         1,162            1,224
                                                      ----------------------------------------------------------------
      TOTAL NONINTEREST EXPENSE                                  2,801           2,760         5,605            5,317
                                                      ----------------------------------------------------------------
      INCOME BEFORE INCOME TAXES                                 1,645           1,050         3,010            2,105
  Income taxes                                                     515             282           930              576
                                                      ----------------------------------------------------------------
      NET INCOME                                                $1,130            $768        $2,080           $1,529
                                                      ================================================================
      Earnings per share:
        Basic                                                    $0.76           $0.52         $1.40            $1.03
        Diluted                                                  $0.73           $0.51         $1.35            $0.51
      Weighted average shares outstanding                    1,489,138       1,485,695     1,489,138        1,485,695

                                     FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                                BURLINGTON, WISCONSIN
                                          CONSOLIDATED STATEMENT OF CHANGES
                                        IN COMPONENTS OF STOCKHOLDERS' EQUITY
                                                 As of June 30, 1999
                                               (Amounts in Thousands)
                                                                                                            Accumulated
                                                                                                            other
                                               Common                          Retained        Treasury     comprehensive
                                               Stock            Surplus        Earnings        Stock        income(loss)     Total
                                          ------------------------------------------------------------------------------------------
Balance, December 31, 1997                     $1,485           $4,221         $22,845            $0             $369        $28,920
                                                                                                                        ------------
  Comprehensive income:
    Net income - 1998                               -                -           1,529             -                -          1,529
    Change in net unrealized gain(loss)
      on securities available for sale,
      net of reclassification adjustment
      and tax effects                               -                -               -             -              (19)          (19)
                                                                                                                        ------------

        Total comprehensive income                                                                                             1,510
                                                                                                                        ------------

  Cash dividend paid-$0.27 per share                -                -            (402)            -                -          (402)
  Issuance of 2,980 new shares of stock
    for the exercise of stock options               3               74               -             -                -             77
                                          ------------------------------------------------------------------------------------------

Balance June 30, 1998                          $1,488           $4,295         $23,972            $0             $350        $30,105
                                          ==========================================================================================

Balance, December 31, 1998                     $1,489           $4,312         $25,431            $0             $663        $31,895
  Comprehensive income:
    Net income - 1999                               -                -           2,080             -                -          2,080
    Change in net unrealized gain(loss)
      on securities available for sale,
      net of reclassification adjustment
      and tax effects                               -                -               -             -             (810)         (810)
                                                                                                                        ------------

        Total comprehensive income                                                                                             1,270
                                                                                                                        ------------

  Cash dividend paid-$0.29 per share                -                -            (432)            -                -          (432)
  Issuance of 224 new shares of stock
    for the exercise of stock options               -               15               -             -                -             15
                                          ------------------------------------------------------------------------------------------

Balance June 30, 1999                          $1,489           $4,328         $27,078            $0            ($147)       $32,748
                                          ==========================================================================================

                                     FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                BURLINGTON, WISCONSIN
                                         Y-T-D ending June 30, 1999 and 1998
                                  Increase (decrease) in Cash and Cash Equivalents
                                               (Amounts in Thousands)
                                                                                               1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                $2,080           $1,529
                                                                                       -------------------------------
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
  activities:
    Depreciation                                                                                 452              447
    Provision for loan losses                                                                    165              165
    Gain on sale of loans                                                                         (8)             (10)
    Loss on disposal of office building and equipment                                              0                0
    Gain on sale of other real estate owned                                                        0                0
    Provision for deferred taxes                                                                  (1)               0
    Amortization and accretion of bond
      premiums and discounts - net                                                               (56)              31
    Amortization of excess cost over equity in
      underlying net assets of subsidiary                                                         52               52
    Investment securities (gains) losses                                                           0                0
    (Increase) decrease in assets:
      Interest receivable                                                                       (305)             (49)
      Other assets                                                                                86             (125)
    Increase (decrease) in liabilities:
      Taxes payable                                                                               52              (74)
      Interest payable                                                                           (65)             131
      Other liabilities                                                                           22              101
                                                                                       -------------------------------
        TOTAL ADJUSTMENTS                                                                        394              669
        NET CASH PROVIDED FROM OPERATING ACTIVITIES                                           $2,474           $2,198
                                                                                       -------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase) decrease in interest-bearing deposits                                          $2             $442
    Net (increase) decrease in federal funds sold                                              6,241                0
    Proceeds from sales of available for sale securities                                       3,096            4,511
    Proceeds from maturities of available for sale securities                                 55,361           64,419
    Purchase of available for sale securities                                                (50,724)         (50,086)
    Proceeds from sale of student loans                                                          448              537
    Net (increase) decrease in loans                                                         (18,821)         (18,639)
    Purchase of office buildings and equipment                                                  (433)          (1,138)
    Proceeds from sale of office building and equipment                                            0                0
    Proceeds from sale of other real estate owned                                                  0                0
                                                                                       -------------------------------
        NET CASH USED IN INVESTING ACTIVITIES                                                ($4,830)             $46
                                                                                       -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                                                       $4,534           $5,575
    Dividends paid                                                                              (432)            (402)
    Net increase (decrease) in other borrowings                                               (1,090)           3,008
    Net increase (decrease) in U S Treasury Note Account                                           0             (440)
    Net increase (decrease) in securities sold under
      repurchase agreements                                                                   (5,793)          (7,180)
    Proceeds from stock options exercised                                                         15               77
                                                                                       -------------------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                            ($2,766)            $638
                                                                                       -------------------------------

    Net increase (decrease) in cash                                                           (5,122)           2,882

Cash at beginning of year                                                                     18,013           16,286
                                                                                       -------------------------------

Cash at end of quarter                                                                       $12,891          $19,168
                                                                                       ===============================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
    Interest                                                                                  $6,184           $5,868
                                                                                       ===============================

    Income taxes                                                                                $836             $659
                                                                                       ===============================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
    Securities held for investment reclassified to
      available for sale securities                                                               $0               $0
                                                                                       ===============================
    Net change in unrealized gain(loss) on available
      for sale securities                                                                      ($810)            ($19)
                                                                                       ===============================

                   FIRST BANKING CENTER, INC AND SUBSIDIARIES
                              BURLINGTON, WISCONSIN
                    NOTE TO CONSOLIDATE FINANCIAL STATEMENTS
                               As of June 30, 1999


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                   FIRST BANKING CENTER, INC AND SUBSIDIARIES
                              BURLINGTON, WISCONSIN
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               As of June 30, 1999


The following discussion provides additional analysis of the financial condition and results of operations of the Company for the year-to-date ended June 30, 1999. This discussion focuses on the significant factors that affected the Company's earnings so far in 1999, with comparisons to 1998. As of June 30, 1999, First Banking Center (the "Bank") was the only direct subsidiary of the Company and its operations contributed nearly all of the revenue for the year. The Company provides various support functions for the Bank and receives payment from the Bank for these services. These inter-company payments are eliminated for the purpose of these consolidated financial statements. The Bank has two wholly owned subsidiaries, FBC Financial Services, Corp., a brokerage and financial services subsidiary, and FBC Burlington, Inc., an investment subsidiary located in Nevada.

Overview

As of June 30, 1999, total Company assets were $367.6 million decreasing .4%from $369.1 million as of December 31, 1998. Total income for the first half of 1999 was $2.1 million or $1.40 per share, increasing 26.5% from $1.5 million or $1.03 per share in the first half of 1998. The significant items resulting in the above-mentioned results are discussed below.

Balance sheet analysis

Loans

As of June 30, 1999, loans outstanding were $283.1 million for an increase of $18.3 million or 6.5% from December 31, 1998. During this six-month period, Residential Real Estate loans decreased $1.6 million, and Commercial Real Estate loans increased $3.5 million or 1.7% and 5.1% respectively. At June 30, 1999, Construction and Land Development loans were at $34.7 million or 12.2% of total loans, Residential Real Estate loans were at $93.2 million or 32.9% of total loans, Commercial loans were at $45.5 million or 16.1% of total loans, and Commercial Real Estate loans were at $67.7 million or 23.9% of total loans.

Allowance for Loan Losses

The allowance for possible loan losses was $3.5 million or 1.25% of gross loans on June 30, 1999, compared with $3.4 million or 1.29% of gross loans on December 31, 1998. Net charge-offs for the six-month period were $54 thousand or .019% of gross loans, compared to net recoveries of $9 thousand or .003% of gross loans for 1999. As of June 30, 1999, loans on non-accrual status totaled $1.2 million or .42% of gross loans compared to $1.5 million or .57% of gross loans on December 31, 1998. The non-accrual loans consisted primarily of $1.1 million of residential real estate loans. On June 30, 1999, the ratio of non-accrual loans to the allowance for loan losses was 34.3% compared to 43.8% on December 31, 1998.

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

During the six month period ended June 30, 1999, $165 thousand was charged to current earnings and added to the allowance for loan losses.

Investments securities - Available for Sale

The securities available-for-sale portfolio decreased $8.9 million or 15.8%from December 31, 1998 to June 30, 1999. The majority of the decrease came from the maturities of U.S. Government Agencies.

Deposits and Borrowed Funds

As of June 30, 1999, total deposits were $287.3 million, which is an increase of $4.5 million or 1.6% from December 31, 1998. Demand Deposits decreased $1.4 million or 2.8% to $48.7 million. Money Market and Savings Deposits increased $10.7 million or 9.8% to $108.5 million. Now accounts decreased 6.2 million or 27.4% to 22.8 million. Securities sold under agreement to repurchase and Certificates of Deposits decreased $4.3 million or 3.3%.

Capital resources

During the first half of 1999, the Company's stockholders' equity increased $853 thousand or 2.6%. Net income of $2.1 million was the primary reasons for the increase in equity. Unrealized Gain/Loss for the company decreased $810 thousand to a negative $147 thousand.

In December 1990, the Federal Reserve Board's risk-based guidelines became effective. Under these guidelines capital is measured against the Company's subsidiary bank's risk-weighted assets. The Company's tier 1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 10.9% at June 30, l999, well above the 4% minimum required. Total capital to risk-adjusted assets was 12.1%, also well above the 8% minimum requirement. The leverage ratio was at 8.7% compared to the 4% minimum requirement. According to FDIC capital guidelines, the Company is considered to be "well capitalized."
Asset/liability management

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

The Bank's strategy with respect to asset/liability management is to maximize net interest income while limiting its exposure to a potential downward movement. Strategy is implemented by the Bank's management, which takes action based upon its analysis of the Bank's present positioning, its desired future positioning, economic forecasts, and its goals. It is the Bank's desire to maintain a cumulative GAP of positive or negative 15% of rate sensitive assets at the one-year time frame. The current percentage is a negative 4.0% which compares to negative 1% as of December 31, 1998.

Liquidity

The liquidity position of the Company is managed to ensure that sufficient funds are available to meet customers' needs for loans and deposit withdrawals. Liquidity to meet demand is provided by maintaining marketable investment securities, Federal Funds Sold, as well as, maintaining a full line of competitively priced deposit and short-term borrowing products. The Bank is also a member of the Federal Home Loan Bank system, which provides the Company with an additional source of liquidity. The Bank is authorized to borrow up to 60% of the book value of its 1-4 family real estate mortgages secured by a security agreement pledging the Bank's 1-4 family real estate mortgages with a carrying value of $94.4 million. During the six-month period of June 30, 1999, the Company's loan to deposit ratio increased from 92% to 97%. This increase was due to an increase in loans of $18.4 million or 6.5% while deposits increased $4.5 million or 1.6%. The additional funding for the increase in loans came from a decrease in cash and available for sale securities.

While liquidity within the banking industry continues to tighten management is unaware of any recommendations by regulatory authorities, known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources, or operations.

Results of operations

Net Interest Income

Net interest income is the difference between interest income and fees on loans and interest expense, and is the largest contributing factor to net income for the Company. All discussions of rate are on a tax-equivalent basis, which accounts for income earned on securities that are not fully subject to federal taxes. Net interest income for the six-month period ended June 30, 1999, was $7.5 million, increasing 14.7% over the 1998 level of $6.4 million. Net interest income as a percentage of average earning assets was 4.61% for the first half of 1999, versus 4.45% for the firt half of 1998.

Total interest income increased $1.2 million as average earning assets increased from $301.4 million to $338.4 million or 10.9%. The yields on interest earning asset decreased from 8.43% to 8.19%.

The increase in interest income for the period ended June 30, 1999, was due primarily to an increase in interest and fees on loans. Interest and fees on loans increased to $11.7 million or 10.1% from $10.5. The increase in loan income was the result of a $34.5 million or 12.8% increase in average balances outstanding and an increase in fees collected on loans. Fees collected on loans were $741 thousand, increasing 30% over 1998 fees of $519 thousand. Residential real estate loans sold on the secondary market were the primary reason for the increase in fees

Total interest expense increased $50 thousand. This increase was due to an increase in average interest bearing deposits of $20 million or 8.5% and an increase in average Federal Home Loan Borrowings of $6.5 million or 31.8%. The cost of all interest bearing liabilities decreased from 4.73% to 4.27%.

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

During the period ended June 30, 1999, $165 thousand was charged to current earnings and added to the allowance for loan losses.

Non-interest income

Non-interest income increased $92 thousand or 7.1% from 1998. This increase is due primarily to increased income from service charges on deposit accounts, which increased $96 thousand or 16.7%.

Non-interest expense

Non-interest expense increased from $5.3 million to $5.6 million an increase of $288 thousand or 5.1%. Salaries and benefits increased $147 thousand or 4.7%, occupancy expense increased $61 thousand or 14.8%, equipment expense increased $48 thousand or 8%, and computer services increased $94 thousand or 32%.

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

The Board of Directors oversees the Company's Year 2000 efforts and senior management reports to the Board on at least a quarterly basis the Company's Year 2000 progress. Early in 1998, the Company completed an assessment and work plan to assure that all hardware and software utilized by the Company will function properly in the year 2000. The Company and its primary vendors have been testing their computer systems to determine their ability to handle the Year 2000 issue. To date, the Company and its vendors have identified, renovated and installed compliant software.

The Company has developed contingency plans for all mission critical functions. These contingency plans are in place. However, we will continue to revise these plans as vendors certify Year 2000 compliance throughout 1999.

Additionally, phone systems, alarms, elevators, heating and cooling systems and other computer-controlled mechanical devices on which the Company relies have been evaluated and tested. Those found not compliant have been modified or replaced with a compliant product.

Costs associated with the Year 2000 project include internal staff time as well as consulting, equipment upgrade and software enhancement expenses. At the present time, management estimates equipment and software costs required to make its current operation year 2000 compliant to be $21,000. The Year 2000 project costs, which management continuously reviews, could vary significantly based upon the results of testing and other factors.

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














                                          First Banking Center, Inc.





August 11, 1999
                                          --------------------------------------
Date                                      Brantly Chappell
                                          President & Chief Executive Officer






August 11, 1999
                                          --------------------------------------
Date                                      James Schuster
                                          Chief Financial Officer