Form 10-Q
period 1999-09-30
FIRST BANKING CENTER INC
filed 1999-11-15
CIK 356858

UNITED STATES

                        SECURITIES AND EXCAHGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCAHNGE ACT 1934

For the quarterly period ended September 30, 1999

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



(262) 763-3581
(Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     [ X ]     No [   ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, $1.00 par value, 1,482,260 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                   FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                              BURLINGTON, WISCONSIN
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1999
                                       vs
                                December 31, 1998
                             (Amounts in Thousands)
                                                                                             9/30/99          12/31/98
ASSETS:
  Cash and due from banks                                                                     $13,057          $18,013
  Federal funds sold                                                                                0            6,885
  Interest bearing deposits in banks                                                                7               66
  Available for sale securities - stated at fair value                                         64,033           65,263
  Loans, less allowance for loan losses of $3,569,000 and
    $3,421,000 in 1999 and 1998 respectively                                                  293,561          261,379
  Office buildings and equipment, net                                                           9,439            9,602
  Accrued interest receivable and other assets                                                  8,941            7,923
                                                                                       --------------------------------

      TOTAL ASSETS                                                                           $389,038         $369,131
                                                                                       ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Demand                                                                                    $47,762          $50,056
    Savings and NOW accounts                                                                  133,263          126,898
    Time                                                                                      108,527          105,845
                                                                                       --------------------------------
      Total Deposits                                                                          289,552          282,799

  Securities sold under repurchase agreements                                                  31,808           28,750
  U S Treasury note account                                                                        96              100
  Other borrowings                                                                             30,653           22,143
  Accrued interest and other liabilities                                                        3,521            3,444
                                                                                       --------------------------------

      TOTAL LIABILITIES                                                                      $355,630         $337,236
                                                                                       --------------------------------

STOCKHOLDERS' EQUITY:
  Common Stock,  $1.00 par value  3,000,000  shares  authorized;  1,489,380  and
    1,488,631 shares issued as of September 30,
    1999 and December 31, 1998 resceptively                                                    $1,489           $1,489
  Surplus                                                                                       4,328            4,312
  Retained Earnings                                                                            28,167           25,431
                                                                                       --------------------------------
                                                                                               33,984           31,232
  Treasury Stock-7,120 shares for 1999 and no shares for 1998                                   ($239)              $0
                                                                                       --------------------------------
                                                                                              $33,745          $31,232
  Accumulated other comprehensive income                                                         (337)             663
                                                                                       --------------------------------

      TOTAL STOCKHOLDERS' EQUITY                                                              $33,408          $31,895
                                                                                       --------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $389,038         $369,131
                                                                                       ================================

                                     FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                                BURLINGTON, WISCONSIN
                                          CONSOLIDATED STATEMENT OF INCOME
                                         as of September 30, 1999 and 1998
                                               (Amounts in Thousands)
                                                                Quarter-to-Date                   Year-to-Date

                                                           9/30/99         9/30/98        9/30/99         9/30/98
INTEREST INCOME:
  Interest and fees on loans                                     $6,096         $5,636        $17,810          $16,164
  Interest on securities:
    Taxable                                                         531            475          1,675            1,588
    Tax-exempt                                                      303            265            901              915
  Interest on federal funds sold                                     32             53            101              117
  Interest on deposits in banks                                       0             11              3               33
                                                       ----------------------------------------------------------------
      TOTAL INTEREST INCOME                                       6,962          6,440         20,490           18,817
                                                       ----------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                            2,508          2,581          7,358            7,551
  Int on fed funds purch. and securities
    sold under agreements to repurchase                             361            247            989              837
  Int on U S Treasury Note Account                                    1              1              3               14
  Int on other borrowings                                           312            225            882              652
                                                       ----------------------------------------------------------------
      TOTAL INTEREST EXPENSE                                      3,182          3,054          9,232            9,054
                                                       ----------------------------------------------------------------
      NET INTEREST INCOME                                         3,780          3,386         11,258            9,763
  Provision for loan losses                                          83             83            248              248
                                                       ----------------------------------------------------------------
      NET INT. INC. AFTER PROVISION
        FOR LOAN LOSSES                                           3,697          3,303         11,010            9,515
                                                       ----------------------------------------------------------------
Noninterest income:
  Trust department income                                            90             89            270              266
  Service charges on deposits                                       317            308            893              744
  Invest. security gains/(losses)                                     7             (3)             7               (3)
  Other income                                                      298            230            844              828
                                                       ----------------------------------------------------------------
      TOTAL NONINTEREST INCOME                                      712            624          2,014            1,835
                                                       ----------------------------------------------------------------
Noninterest expense:
  Salary and employee benefits                                    1,568          1,462          4,707            4,454
  Occupancy expense                                                 195            179            607              530
  Equipment expense                                                 367            295            965              845
  Computer services                                                 159            132            453              332
  Other expense                                                     611            591          1,773            1,815
                                                       ----------------------------------------------------------------
      TOTAL NONINTEREST EXPENSE                                   2,900          2,659          8,505            7,976
                                                       ----------------------------------------------------------------
      INCOME BEFORE INCOME TAXES                                  1,509          1,269          4,519            3,374
  Income taxes                                                      421            365          1,351              941
                                                       ----------------------------------------------------------------
      NET INCOME                                                 $1,088           $903         $3,168           $2,433
                                                       ================================================================
      Earnings per share:
        Basic                                                     $0.73          $0.61          $2.13            $1.64
        Diluted                                                   $0.71          $0.60          $2.06            $1.62
      Weighted average shares outstanding                     1,482,260      1,487,798      1,488,021        1,486,404

                                     FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                                BURLINGTON, WISCONSIN
                                          CONSOLIDATED STATEMENT OF CHANGES
                                        IN COMPONENTS OF STOCKHOLDERS' EQUITY
                                               As of September 30, 1999
                                                (Amounts in Thousands)
                                                                                                        Accumulated
                                                                                                        other
                                                Common                         Retained      Treasury   comprehensive
                                                Stock            Surplus       Earnings      Stock      income(loss)       Total
                                         -------------------------------------------------------------------------------------------
Balance, December 31, 1997                      $1,485           $4,221        $22,845       $0         $369               $28,920
                                                                                                                       -------------
  Comprehensive income:
    Net income - 1998                                -                -          2,433        -            -                 2,433
    Change in net unrealized gain(loss)
      on securities available for sale,
      net of reclassification adjustment
      and tax effects                                -                -              -        -          349                   349
                                                                                                                       -------------

        Total comprehensive income                                                                                           2,782
                                                                                                                       -------------

  Cash dividend paid-$0.27 per share                 -                -           (402)       -            -                  (402)
  Issuance of 2,980 new shares of stock
    for the exercise of stock options                3               74              -        -            -                    77
                                         -------------------------------------------------------------------------------------------

Balance September 30, 1998                      $1,488           $4,295        $24,876       $0         $718               $31,377
                                         ===========================================================================================

Balance, December 31, 1998                      $1,489           $4,312        $25,431       $0         $663               $31,895
  Comprehensive income:
    Net income - 1999                                -                -          3,168        -            -                 3,168
    Change in net unrealized gain(loss)
      on securities available for sale,
      net of reclassification adjustment
      and tax effects                                -                -              -        -        (999)                 (999)
                                                                                                                       -------------

        Total comprehensive income                                                                                           2,169
                                                                                                                       -------------

  Cash dividend paid-$0.29 per share                 -                -           (432)       -            -                 (432)
  Issuance of 749 new shares of stock
    for the exercise of stock options                -               15              -        -            -                    15
  Repurchased 7,120 shares of stock                  -                -              -     (239)           -                 (239)
                                         -------------------------------------------------------------------------------------------

Balance September 30, 1999                      $1,489           $4,328        $28,167    ($239)      ($337)               $33,408
                                         ===========================================================================================

                                     FIRST BANKING CENTER, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                BURLINGTON, WISCONSIN
                                       Y-T-D ending September 30, 1999 and 1998
                                   Increase (decrease) in Cash and Cash Equivalents
                                                (Amounts in Thousands)
                                                                                               1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                 $3,168           $2,433
                                                                                       --------------------------------
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
  activities:
    Depreciation                                                                                  697              671
    Provision for loan losses                                                                     248              248
    Gain on sale of loans                                                                          (8)             (10)
    Loss on disposal of office building and equipment                                               0                0
    Gain on sale of other real estate owned                                                         0                0
    Provision for deferred taxes                                                                   (1)               0
    Amortization and accretion of bond
      premiums and discounts - net                                                                (81)              46
    Amortization of excess cost over equity in
      underlying net assets of subsidiary                                                          78               78
    Investment securities (gains) losses                                                           (7)               3
    (Increase) decrease in assets:
      Interest receivable                                                                        (551)            (291)
      Other assets                                                                                (33)            (184)
    Increase (decrease) in liabilities:
      Taxes payable                                                                               (38)            (158)
      Interest payable                                                                             99              234
      Other liabilities                                                                            16              344
                                                                                       --------------------------------
        TOTAL ADJUSTMENTS                                                                         419              981
        NET CASH PROVIDED FROM OPERATING ACTIVITIES                                            $3,587           $3,414
                                                                                       --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase) decrease in interest-bearing deposits                                          $59             $657
    Net (increase) decrease in federal funds sold                                               6,885                0
    Proceeds from sales of available for sale securities                                        5,788            6,265
    Proceeds from maturities of available for sale securities                                  60,044           76,086
    Purchase of available for sale securities                                                 (66,025)         (63,699)
    Proceeds from sale of loans                                                                   809              547
    Net (increase) decrease in loans                                                          (33,231)         (31,358)
    Purchase of office buildings and equipment                                                   (550)          (2,348)
    Proceeds from sale of office building and equipment                                            16                0
    Proceeds from sale of other real estate owned                                                   0                0
                                                                                       --------------------------------
        NET CASH USED IN INVESTING ACTIVITIES                                                ($26,206)        ($13,850)
                                                                                       --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                                                        $6,753           $9,040
    Dividends paid                                                                               (432)            (402)
    Net increase (decrease) in other borrowings                                                 8,510            4,104
    Net increase (decrease) in U S Treasury Note Account                                           (4)            (443)
    Net increase (decrease) in securities sold under
      repurchase agreements                                                                     3,058           (8,952)
    Proceeds from stock options exercised and repurchased                                        (222)              77
                                                                                       --------------------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                             $17,663           $3,424
                                                                                       --------------------------------
    Net increase (decrease) in cash                                                            (4,956)          (7,012)

Cash at beginning of year                                                                      18,013           16,286
                                                                                       --------------------------------
Cash at end of quarter                                                                        $13,057           $9,274
                                                                                       ================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
    Interest                                                                                   $9,241           $8,833
                                                                                       ================================
    Income taxes                                                                               $1,346           $1,101
                                                                                       ================================
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
    Securities held for investment reclassified to
      available for sale securities                                                                $0               $0
                                                                                       ================================
    Net change in unrealized gain(loss) on available
      for sale securities                                                                       ($999)            $349
                                                                                       ================================

                   FIRST BANKING CENTER, INC AND SUBSIDIARIES
                              BURLINGTON, WISCONSIN
                    NOTE TO CONSOLIDATE FINANCIAL STATEMENTS
                            As of September 30, 1999


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                   FIRST BANKING CENTER, INC AND SUBSIDIARIES
                              BURLINGTON, WISCONSIN
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            As of September 30, 1999


The following discussion provides additional analysis of the financial condition and results of operations of the Company for the year-to-date ended September 30, 1999. This discussion focuses on the significant factors that affected the Company's earnings so far in 1999, with comparisons to 1998. As of September 30, 1999, First Banking Center (the "Bank") was the only direct subsidiary of the Company and its operations contributed nearly all of the revenue for the year. The Company provides various support functions for the Bank and receives payment from the Bank for these services. These inter-company payments are eliminated for the purpose of these consolidated financial statements. The Bank has two wholly owned subsidiaries, FBC Financial Services, Corp., a brokerage and financial services subsidiary, and FBC Burlington, Inc., an investment subsidiary located in Nevada.

Overview

As of September 30, 1999, total Company assets were $389.0 million increasing 5.1% from $369.1 million as of December 31, 1998. Total income as of the third quarter 1999 was $3.2 million or $2.13 per share, increasing 25.0% from $2.4 million or $1.64 per share as of the third quarter of 1998. The significant items resulting in the above-mentioned results are discussed below.

Balance sheet analysis

Loans

As of September 30, 1999, loans outstanding were $297.1 million for an increase of $32.3 million or 10.9% from December 31, 1998. During this nine-month period, Residential Real Estate loans increased $1.2 million, and Commercial Real Estate loans increased $21.3 million or 1.3% and 24.9% respectively. At September 30, 1999, Construction and Land Development loans were at $38.2 million or 12.9% of total loans. Residential Real Estate loans were at $96.0 million or 32.3% of total loans. Commercial loans were at $31.0 million or 10.4% of total loans, and Commercial Real Estate loans were at $85.5 million or 28.8% of total loans.

Allowance for Loan Losses

The allowance for possible loan losses was $3.6 million or 1.20% of gross loans on September 30, 1999, compared with $3.4 million or 1.29% of gross loans on December 31, 1998. Net charge-offs for the nine-month period were $116 thousand or .039% of gross loans, compared to net recoveries of $16 thousand or .005% of gross loans for 1999. As of September 30, 1999, loans on non-accrual status totaled $1.6 million or .55% of gross loans compared to $1.5 million or .57% of gross loans on December 31, 1998. The non-accrual loans consisted primarily of $1.4 million of residential real estate loans. On September 30, 1999, the ratio of non-accrual loans to the allowance for loan losses was 44.4% compared to 43.8% on December 31, 1998.

The Bank evaluates the adequacy of the allowance for loan losses based on an analysis of specific problem loans, as well as on an aggregate basis. Management reviews a calculation of the allowance for loan losses on a quarterly basis and feels that the allowance for loan losses is adequate. The allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as, probable credit losses inherent in the balance of the loan portfolio. In accordance with FASB Statements 5 and 114, the allowance provides for losses that have been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes on economic conditions. Management also considers reports of examinations furnished by State and Federal banking authorities in this regard.

During the nine month period ended September 30, 1999, $248 thousand was charged to current earnings and added to the allowance for loan losses.

Investments securities - Available for Sale

The securities available-for-sale portfolio decreased $1.2 million or 1.9% from December 31, 1998 to September 30, 1999. The majority of the decrease came from the maturities of Commercial Paper and Agency Issued Remics.

Deposits and Borrowed Funds

As of September 30, 1999, total deposits were $289.5 million, which is an increase of $6.8 million or 2.3% from December 31, 1998. Demand Deposits decreased $2.3 million or 4.8% to $47.8 million. Now accounts decreased 6.9 million or 31.0% to 22.2 million. Money Market and Savings Deposits increased $13.2 million or 11.9% to $111.1 million. Federal Home Loan Bank increased 8.5 million or 28.3%. Securities sold under agreement to repurchase and Certificates of Deposits increased $5.7 million or 4.1%.

Capital resources

During the nine-month period ended September 30, 1999, the Company's stockholders' equity increased $1.5 million or 4.5%. Net income of $3.2 million was the primary reasons for the increase in equity. Unrealized gain/loss decreased $999 thousand to a negative $337.

In December 1990, the Federal Reserve Board's risk-based guidelines became effective. Under these guidelines capital is measured against the Company's subsidiary bank's risk-weighted assets. The Company's tier 1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 10.6% at September 30, l999, well above the 4% minimum required. Total capital to risk-adjusted assets was 11.8%, also well above the 8% minimum requirement. The leverage ratio was at 8.5% compared to the 4% minimum requirement. According to FDIC capital guidelines, the Company is considered to be "well capitalized."

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

The Bank's strategy with respect to asset/liability management is to maximize net interest income while limiting its exposure to a potential downward movement. Strategy is implemented by the Bank's management, which takes action based upon its analysis of the Bank's present positioning, its desired future positioning, economic forecasts, and its goals. It is the Bank's desire to maintain a cumulative GAP of positive or negative 15% of rate sensitive assets at the one-year time frame. The current percentage is a negative 9.0% which compares to negative 1% as of December 31, 1998.

Liquidity

The liquidity position of the Company is managed to ensure that sufficient funds are available to meet customers' needs for loans and deposit withdrawals. Liquidity to meet demand is provided by maintaining marketable investment securities, Federal Funds Sold, as well as, maintaining a full line of competitively priced deposit and short-term borrowing products. The Bank is also a member of the Federal Home Loan Bank system, which provides the Company with an additional source of liquidity. The Bank is authorized to borrow up to 60% of the book value of its 1-4 family real estate mortgages secured by a security agreement pledging the Bank's 1-4 family real estate mortgages with a carrying value of $98.4 million. During the nine-month period of September 30, 1999, the Company's loan to deposit ratio increased from 93.6% to 102.6%. This increase was due to an increase in loans of $32.4 million or 10.9% while deposits increased $6.8 million or 2.3%. The additional funding for the increase in loans came from a decrease in cash and fed funds sold and an increase in deposits and other borrowed funds.

While liquidity within the banking industry continues to tighten management is unaware of any recommendations by regulatory authorities, known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources, or operations.

Results of operations

Net Interest Income

Net interest income is the difference between interest income and fees on loans and interest expense, and is the largest contributing factor to net income for the Company. All discussions of rate are on a tax-equivalent basis, which accounts for income earned on securities that are not fully subject to federal taxes. Net interest income for the nine-month period ended September 30, 1999, was $11.3 million, increasing 13.3% over the 1998 level of $9.8 million. Net interest income as a percentage of average earning assets was 4.55% as of the third quarter 1999, versus 4.51% as of the third quarter 1998.

Total interest income increased $1.7 million as average earning assets increased
from $303.4 million to $344.3 million or 11.9%.   The yields on interest earning
asset decreased from 8.49% to 8.13%.

The increase in interest income for the period ended September 30, 1999, was due primarily to an increase in interest and fees on loans. Interest and fees on loans increased to $17.9 million or 9.5% from $16.2. The increase in loan income was the result of a $37.4 million or 15.5% increase in average balances outstanding and an increase in fees collected on loans. Fees collected on loans were $920 thousand, increasing 13.5% over 1998 fees of $796 thousand. Residential real estate loans sold on the secondary market were the primary reason for the increase in fees

Total interest expense increased $178 thousand. This increase was due to an increase in average interest bearing deposits of $21 million or 8.8% and an increase in average Federal Home Loan Borrowings of $6.9 million or 32.7%. The cost of all interest bearing liabilities decreased from 4.75% to 4.27%.

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

During the period ended September 30, 1999, $248 thousand was charged to current earnings and added to the allowance for loan losses.

Non-interest income

Non-interest income increased $179 thousand or 8.9% from 1998. This increase is due primarily to increased income from service charges on deposit accounts, which increased $149 thousand or 16.7%.

Non-interest expense

Non-interest expense increased from $8.0 million to $8.5 million an increase of $529 thousand or 6.2%. Salaries and benefits increased $253 thousand or 5.4%, occupancy expense increased $77 thousand or 12.7%, equipment expense increased $120 thousand or 12.4%, and computer services increased $121 thousand or 26.7%.

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

Costs associated with the Year 2000 project include internal staff time as well as consulting, equipment upgrade and software enhancement expenses. At the present time, management estimates equipment and software costs required to make its current operation year 2000 compliant to be $17,000. The Year 2000 project costs, which management continuously reviews, could vary significantly based upon the results of testing and other factors.

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














                                          First Banking Center, Inc.





November 15, 1999
                                          --------------------------------------
Date                                      Brantly Chappell
                                          President & Chief Executive Officer






November 15, 1999
                                          --------------------------------------
Date                                      James Schuster
                                          Chief Financial Officer