Form 10-K405
period 1999-12-31
FIRST BANKING CENTER INC
filed 2000-03-29
CIK 356858

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended December 31, 1999

                                       OR

[   ]    TRANSITION  REPORT  PURSUANT TO  SECTION 13  OR 15(d OF  THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                  (262)763-3581
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section12(g) of the Act:
                          Common Stock, $1.00 par value

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes        X          No
           -
           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

           As of January 31, 2000 1,478,828 shares of common stock, par value $1.00 were outstanding and the aggregate market value of the shares (based upon the most recent trade known to the Corporation), all of which is held by nonbank affiliates, was approximately $52,498,394.

Documents incorporated by references: The Notice of 2000 Annual Meeting and Proxy Statement of April 18, 2000 is incorporated by reference into Parts II and III of the Form 10-K.

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

     The bank has two wholly owned subsidiaries, FBC Financial Services, Corp., a brokerage and financial services subsidiary, and FBC-Burlington, Inc., an investment subsidiary located in Nevada.

First Banking Center

         The Bank was organized in 1920 and is a full service commercial bank located in the City of Burlington, Wisconsin. The Bank has branch offices located in Albany, Burlington, Genoa City, Kenosha, Lake Geneva, Lyons, Monroe, Pell Lake, Union Grove, Walworth, and Wind Lake, Wisconsin. The Bank offers a wide range of services, which includes Loans, Personal Banking, Trust and Investment Services, and Insurance and Annuity Products.

         Lending
         The lending area provides a wide variety of credit services to commercial and individual consumers. Consumer lending consists primarily of residential mortgages, residential construction loans, installment loans, home equity loans, and student loans. Commercial lending consists of commercial property financing, equipment and inventory financing, and real estate development, as well as the financing of agricultural production, farm equipment, and farmland. Commercial lending usually involves a greater degree of credit risk than consumer lending. This increased risk requires higher collateral value to loan amount than may be necessary on some consumer loans. The collateral value required on a commercial loan is determined by the degree of risk associated with that particular loan.

         Personal Banking
         This area provides a wide variety of services to customers such as savings plans, certificates of deposit, checking accounts, individual retirement accounts, and other specialized services.

         Trust and Investments
         The Trust Department provides a full range of services to individuals, corporations and charitable organizations. It provides such specific services as investment advisory, custodial, executor, trustee and employee benefit plans.

         Insurance and Investment Products
         This area provides a complete line of life insurance as well as long-term health care, fixed and variable rate annuities, mutual funds, securities services, and discount brokerage.

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

         The Gramm-Leach-Bliley Financial Services Modernization Act of 1999(the
Act) made significant changes in the laws governing financial institutions, including changes which expand the permissible range of activities for bank holding companies and their affiliates (including non-banking financial activities); permit affiliations between banks, securities firms and insurance companies; make substantial changes in the regulatory structure for financial institutions; prohibit new unitary savings and loan holding companies; make changes to the Community Reinvestment Act of 1977; and enact substantial new financial privacy rules. The new financial privacy rules may impose some additional regulatory burden on the Bank. It is too early to make specific predictions about how the Act will otherwise impact the Corporation and its subsidiary.

MATERIAL DEPOSIT AND LOANS

         No single borrower accounted for a material portion of the loans in the subsidiary bank.

         No single depositor accounted for a material portion of deposits in the subsidiary bank.

EMPLOYEES

         The Company and its staff share a commitment to equal opportunity. All personnel decisions are made without regard to race, color, religion, sex, age, national origin, handicap, or veteran status. At January 31, 2000, the Company and its subsidiary had 213 full and part-time employees.

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

         The following information shows: the company's average assets, liabilities and stockholder's equity; the interest earned and average yield on interest earning assets; the interest paid and average rate on interest-bearing liabilities; and the maturity schedules for investment and specific loans; for the years ended December 31, 1999, 1998, and 1997. Also, where applicable, information is presented for December 31, 1996 and 1995.

Section I, Schedule A

Average Balance Sheet

                                                                                              (000's Omitted)

                                                                        ----------------      ----------------      ----------------
                                                                              1999                  1998                  1997
                                                                        ----------------      ----------------      ----------------
Cash and due from banks                                                  $        13,800                11,379                10,645
Fed funds sold and securities purchased
     under agreement to resell                                                     2,201                 3,094                 5,262
Interest bearing deposits in other banks                                             228                   795                 2,544

Investment securities:
     U.S. Treasury agency and other                                               36,730                34,233                43,333
     States and political subdivisions                                            26,264                25,423                23,595
     Unrealized Gain/(Loss) on Securities                                            177                   724                  (15)

Loans                                                                            283,151               244,578               207,519
     Less allowance for loan losses                                              (3,528)               (3,295)               (3,035)
                                                                        ----------------      ----------------      ----------------

          Net loans                                                              279,623               241,283               204,484

Goodwill                                                                           1,241                 1,345                 1,450
Other assets                                                                      16,846                14,704                13,181

                                                                        ----------------      ----------------      ----------------
          Total assets                                                  $       377,110               332,980               304,479
                                                                        ================      ================      ================

Interest bearing deposits:
     NOW accounts                                                       $         24,892                23,259                22,609
     Savings deposits                                                             32,568                32,218                33,527
     Money Market deposit accounts                                                74,888                57,236                45,554
     Time deposits                                                               108,856               107,655               107,672
                                                                        ----------------      ----------------      ----------------
          Total interest bearing deposits                                        241,204               220,368               209,362

Demand deposits                                                                   48,073                40,683                35,262
                                                                        ----------------      ----------------      ----------------

          Total deposits                                                         289,277               261,051               244,624
Short-term borrowings                                                                801                   568                   547
Securities sold under agreements
    to repurchase                                                                 26,210                20,853                18,912
Other liabilities                                                                  3,681                 3,583                 3,096
Other borrowings                                                                  23,921                16,531                 9,981
                                                                        ----------------      ----------------      ----------------

          Total liabilities                                                      343,890               302,586               277,160

Equity capital                                                                    33,220                30,394                27,319

                                                                        ----------------      ----------------      ----------------
          Total liabilities and capital                                 $        377,110               332,980               304,479
                                                                        ================      ================      ================

Section I, Schedule B

Three Year Summary of Interest Rates and Interest Differential

                                                                           (000's Omitted)

                                           1999                               1998                                1997
                              --------------------------------  ---------------------------------  ---------------------------------
                              AVERAGE      RELATED     YIELD     AVERAGE      RELATED     YIELD        AVERAGE    RELATED    YIELD
                              BALANCE      INTEREST     RATE     BALANCE      INTEREST     RATE        BALANCE    INTEREST   RATE
                              --------------------------------  ---------------------------------  ---------------------------------
Earning assets:
  Time Deposits in banks      $     228         10     4.39%          795         43      5.41%          2,544       145     5.70%
  Investments (taxable)          37,326      2,161     5.79%       34,048      2,086      6.13%         43,278     2,666     6.16%
  Investments (nontax.)(a)        5,845      1,834     7.10%       26,334      1,821      6.92%         23,635     1,677     7.10%
  Funds sold                      2,201        105     4.77%        3,094        162      5.24%          5,262       286     5.44%
  Loans (a)(b)(c)               283,151     24,358     8.60%      244,578     22,123      9.05%        207,519    18,704     9.01%
                              --------------------------------  ---------------------------------  ---------------------------------
  Total earnings assets       $ 348,751     28,468     8.16%      308,849     26,235      8.49%        282,238    23,478     8.32%
                              ================================  =================================  =================================

Interest bearing liabilities:
  NOW accounts                $  24,892        432     1.74%        23,259       557      2.39%         22,609       584     2.58%
  Savings deposits               32,568        746     2.29%        32,218       861      2.67%         33,527       928     2.77%
  Money Market deposits          74,888      3,103     4.14%        57,236     2,538      4.43%         45,554     1,950     4.28%
  Time deposits                 108,856      5,689     5.23%       107,655     6,105      5.67%        107,673     6,094     5.66%
  Short-term borrowings             801         45     5.62%           568        33      5.81%            548        29     5.29%
  Sec'ts. sold under to
    repurchase                   26,210      1,255     4.79%        20,853     1,057      5.07%         18,912       990     5.23%
  Other borrowings               23,921      1,316     5.50%        16,531       976      5.90%          9,981       637     6.38%
                              --------------------------------  ---------------------------------  ---------------------------------
Total int.bearing liabilities $ 292,136     12,586     4.31%      258,320     12,127      4.69%        238,804    11,212     4.70%
                              ================================  =================================  =================================

Interest spread                             15,882     3.85%                  14,108      3.80%                   12,266     3.62%
                                           ===================              =====================               ====================

Interest margin                             15,882     4.55%                  14,108      4.57%                   12,266     4.35%
                                           ===================              =====================               ====================

<F1>
(a) The interest and average yield for nontaxable instruments are presented on a federal taxable equivalent basis assuming a 34% tax rate.
<F2>
(b) Loans placed on nonaccrual status have been included in average balances used to determine average rates.
<F3>
(c)   Loan interest income includes net loan fees.

Section I, Schedule C

Two Year Summary of Rate and Volume Variances

                                                                                      (000's Omitted)

                                                                       ---------------------------------------------
                                                                       ---------------------------------------------
                                                                          $ AMOUNT        VOLUME        RATE (a)
                                                                         OF CHANGE       VARIANCE       VARIANCE
                                                                       ---------------------------------------------
                                                                       ---------------------------------------------
Increase (decrease) for 1999:
   Time deposits in banks                                                $        (33)           (31)            (2)
   Investment (taxable)                                                            75            201           (126)
   Investments (nontaxable)  (b)                                                   13            (34)            47
   Funds sold                                                                     (57)           (47)           (10)
   Loans (b) (c)                                                                2,235          3,491         (1,256)
                                                                       ---------------------------------------------
                                                                       ---------------------------------------------

        Total interest income                                                   2,233          3,580         (1,347)
                                                                       ---------------------------------------------
                                                                       ---------------------------------------------

   NOW accounts                                                                  (125)            39           (164)
   Savings deposits                                                              (115)             9           (124)
   Money Market deposit accounts                                                  565            782           (217)
   Other time deposits                                                           (416)            68           (484)
   Short-term borrowings                                                           12             14             (2)
   Sec. sold under Agreement to Repurchase                                        198            271            (74)
   Other borrowings                                                               340            436            (96)
                                                                       ---------------------------------------------
                                                                       ---------------------------------------------
        Total interest expense                                                    459          1,619         (1,161)
                                                                       ---------------------------------------------
                                                                       ---------------------------------------------

Net change for 1999:                                                     $      1,774          1,961           (186)
                                                                       =============================================
                                                                       =============================================

Increase (decrease) for 1998:
   Time deposits in banks                                                $       (102)          (100)            (2)
   Investment (taxable)                                                          (580)          (569)           (11)
   Investments (nontaxable)  (b)                                                  144            192            (48)
   Funds sold                                                                    (124)          (118)            (6)
   Loans (b) (c)                                                                3,419          3,339             80
                                                                       ---------------------------------------------
                                                                       ---------------------------------------------

        Total interest income                                                   2,757          2,744             13
                                                                       ---------------------------------------------
                                                                       ---------------------------------------------

   NOW accounts                                                                   (27)            17            (44)
   Savings deposits                                                               (67)           (36)           (31)
   Money Market deposit accounts                                                  588            500             88
   Other time deposits                                                             11             (1)            12
   Short-term borrowings                                                            4              1              3
   Sec. sold under Agreement to Repurchase                                         67            102            (35)
   Other borrowings                                                               339            418            (79)
                                                                       ---------------------------------------------
                                                                       ---------------------------------------------
        Total interest expense                                                    915          1,001            (86)
                                                                       ---------------------------------------------
                                                                       ---------------------------------------------

Net change for 1998:                                                     $      1,842          1,743             99
                                                                       =============================================
                                                                       =============================================

<F1>
(a) The application of the rate/volume variance has been allocated in full to the rate variance.
<F2>
(b) The interest and average yield for nontaxable instruments are presented on a federal tax equivalent basis assuming a 34% tax rate.
<F3>
(c) Loans placed on nonaccrual status have been included in average balances used to determine average rates.

Section II, Schedule A

Book Value of Investment Portfolio

                                                                                          (000's Omitted)

                                                                            -------------------------------------------
                                                                            -------------------------------------------
                                                                                  1999          1998           1997
                                                                            -------------------------------------------
                                                                            -------------------------------------------
Available for Sale:
        U.S. Treasury and other U.S.
         Gov't. Agencies and Corporations                                   $      25,812        37,400         43,212
        Obligations of states and
          political subdivisions                                                   26,361        25,260         27,389
        Other                                                                       2,779         2,603          4,000
Held to Maturity:
        U.S. Treasury and other U.S.
         Gov't. Agencies and Corporations                                               0             0              0
        Obligations of states and                                                       0             0              0
          political subdivisions
        Other                                                                           0             0              0
                                                                            -------------------------------------------
                                                                            -------------------------------------------
          Total                                                             $      54,952        65,263         74,601
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

Section II, Schedule B

Maturity Schedule of Investments by Book Value

                                                                                       (000's Omitted)

                                                          ------------    -----------    ------------   ------------    ------------
                                                          ------------    -----------    ------------   ------------    ------------
                                                                          AFTER           AFTER
                                                                          1 YEAR         5 YEARS
                                                           1 YEAR         THROUGH         THROUGH         AFTER
                                                           OR LESS        5 YEARS        10 YEARS       10 YEARS          TOTAL
                                                          ------------    -----------    ------------   ------------    ------------
                                                          ------------    -----------    ------------   ------------    ------------
December 31, 1999:
Available for Sale Securities
 U.S. Treasury and U.S. Gov't agencies and corporations     $   6,042         13,032           6,695             43          25,812
         Weighted average yield                                 5.80%          6.19%           5.83%          9.52%           6.01%
      States of the U.S. and Political Subdivisions (a)           287         11,490          12,834          1,750          26,361
         Weighted average yield                                 8.50%          7.10%           7.17%          6.93%           7.14%
      Other Securities                                          2,779              0               0              0           2,779
         Weighted average yield                                 7.03%          0.00%           0.00%          0.00%           7.03%
                                                          ------------    -----------    ------------   ------------    ------------
                                                          ------------    -----------    ------------   ------------    ------------
      TOTAL AVAILABLE FOR SALE                               $  9,108         24,522          19,529          1,793          54,952
                                                          ============    ===========    ============   ============    ============
                                                          ============    ===========    ============   ============    ============
         Weighted Ave. Yield of Total                           6.26%          6.62%           6.71%          6.99%           6.60%
                                                          ============    ===========    ============   ============    ============
                                                          ============    ===========    ============   ============    ============

(a) The interest and average yield for nontaxable securities are presented on a federal taxable equivalent basis assuming a 34% tax rate.

Section III, Schedule A

Loan Summarization

                                                                               (000's Omitted)

                                         ---------------    ---------------    ---------------    ---------------    ---------------
                                              1999               1998               1997               1996               1995
                                         ---------------    ---------------    ---------------    ---------------    ---------------
Commercial                               $       28,458             38,185             32,886             30,808             27,659
Agricultural production                          14,965              9,985              6,857              6,167              5,810
Real Estate:
   Construction                                  37,796             30,008             24,353             25,164             20,652
   Commercial                                    83,592             67,761             52,540             40,935             37,005
   Agriculture                                    9,705              7,754              8,177                705                733
   Residential                                  110,793             96,139             86,015             79,129             67,729
Municipal                                         6,141              6,503              4,972              4,254              3,806
Consumer                                          7,274              8,465              8,308              7,225              6,961
                                         ---------------    ---------------    ---------------    ---------------    ---------------
     TOTAL                               $      298,724            264,800            224,108            194,387            170,355
                                         ===============    ===============    ===============    ===============    ===============

Section III, Schedule B

Loan Maturities and Sensitivity to Changes in Interest Rate

                                                                   (000's Omitted)

                                      LOAN MATURITIES                                     AMOUNT OVER ONE YEAR WITH
                         ----------------------------------------------    ---------------------------------------------------------
                         ----------------------------------------------    ---------------------------------------------------------
                                       AFTER 1      AFTER                                          FLOATING OR
                          1 YEAR       THROUGH      FIVE                   PREDETERMINED           ADJ. INTEREST
                          OR LESS      5 YEARS      YEARS       TOTAL      RATES                   RATES                  TOTAL
                         ----------------------------------------------    ---------------------------------------------------------
                         ----------------------------------------------    ---------------------------------------------------------
December 31, l999:
 Comm'l and agricultural $  31,238       9,880       2,305      43,423          12,185                       0              12,185
 Real estate - constr.      29,444       6,554       1,798      37,796           6,631                   1,721               8,352
                         ----------  ----------  ---------  -----------    ------------------    ------------------    -------------
                         ----------  ----------  ---------  -----------    ------------------    ------------------    -------------

          TOTAL          $  60,682      16,434       4,103      81,219          18,816                   1,721              20,537
                         ==========  ==========  =========  ===========    ==================    ==================    =============
                         ==========  ==========  =========  ===========    ==================    ==================    =============

December 31, l998:
 Comm'l and agricultural $  36,722      10,194       1,254      48,170          11,448                       0              11,448
 Real estate - constr.      22,634       7,335          39      30,008           5,697                   1,677               7,374
                         ----------  ----------  ---------  -----------    ------------------    ------------------    -------------
                         ----------  ----------  ---------  -----------    ------------------    ------------------    -------------

          TOTAL          $  59,356      17,529       1,293      78,178          17,145                   1,677              18,822
                         ==========  ==========  =========  ===========    ==================    ==================    =============

Section III, Schedule C

Non-Performing Loans

                                                                 (000's omitted)

                                   1999              1998             1997             1996             1995
Nonaccrual Loans(c)               $1,256            $1,517             $824             $260           $1,501
Past Due 90 days + (a)(d)              2                16                2               17                2
Restructured Loans (b)             -----             -----            -----           ------            -----

<F1>
(a) Loans are generally placed in nonaccrual status when contractually past due 90 days or more.
<F2>
(b)   There were no restructured loans for each of the presented years.
<F3>
(c) Interest which would have been recorded had the loans been on an accrual basis, would have amounted to $31,000 in 1999, $39,000 in 1998, $21,000 in
      1997, $6,000 in 1996, and $25,000 in 1995. Interest income on these loans, which is recorded only when received, amounted to $36,000 in 1999, $20,000 in 1998, $14,000 in 1997, $6,000 in 1996, and $7,000 in 1995.
<F4>
(d) Each of the loans which are contractually past due 90 days or more as to principal or interest payments are reviewed by management and reported to the Loan Committee of the Board of Directors of the Bank. These loans are then placed on a nonaccrual basis.
<F5>
Note:
      As of December 31, 1999, management, to the best of its knowledge, is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where there are serious doubts as to the ability of the borrowers to comply with the present loan payment terms.

Section IV, Schedule A

Analysis of the Allowance for Loan Losses

                                                                                      (000's Omitted)
                                                ------------------     -------------    ------------    ------------    ------------
                                                ------------------     -------------    ------------    ------------    ------------
                                                        1999               1998            1997            1996            1995
                                                ------------------     -------------    ------------    ------------    ------------
                                                ------------------     -------------    ------------    ------------    ------------
Beginning loan loss reserve                         $       3,421             3,132           2,897           2,336           2,095

Charge-offs:
     Commercial                                                51                 2              14               0              22
     Agricultural production                                    0                 0               0               0               0
Real Estate:
     Construction                                               0                 0               0               0               0
     Commercial                                                 0                 0               0               0               0
     Agriculture                                                0                 0               2               0               0
     Other Mortgages                                           42                35               3               1             214
Installment - consumer                                        104                51              43              33              55

Recoveries:
     Commercial                                                 6                 9               0              12              19
     Agricultural production                                    0                 0               0               0               0
Real Estate:
     Construction                                               0                 0               0               0               0
     Commercial                                                 0                 0              30               0               0
     Agriculture                                                0                 2               0               0               0
     Other Mortgages                                            0                 1              20               5               2
Installment - consumer                                         21                35              17              31              41
                                                    --------------     -------------    ------------    ------------    ------------
                                                    --------------     -------------    ------------    ------------    ------------

Net Charge-offs/(Recoveries)                                  170                41              (5)            (14)            229

Additions charged to operations (a)                           330               330             230             247             470
Additions related to
   branch acquisitions                                          0                 0               0             300               0
                                                    --------------     -------------    ------------    ------------    ------------
                                                    --------------     -------------    ------------    ------------    ------------

Balance at end of period                            $       3,581             3,421           3,132           2,897           2,336
                                                    ==============     =============    ============    ============    ============
                                                    ==============     =============    ============    ============    ============

Ratio of net charge-offs/
   recoveries during the period
   to ave. loans outstanding
   during the period                                       0.060%            0.017%         -0.002%          -0.01%           0.14%

(a) For each year ending December 31, the determination of the additions to loan loss reserve charged to operating expenses was based on an evaluation of the loan portfolio, current domestic economic conditions, past loan losses and other factors.

Section IV, Schedule B

Allocation of the Allowance for Loan Losses

                                                                                (000's Omitted)

                                           1999                                1998                               1997
                             -------------------------------------------------------------------------------------------------------
                             Required                % of Total   Required               % of Total  Required             % of Total
                             Reserve     % of ALL    Loans        Reserve    % of ALL    Loans       Reserve    % of ALL  Loans
                             -------------------------------------------------------------------------------------------------------
Commercial Loans (a)         $ 2,470       69.0%       60.5%      $ 2,262      66.1%       60.5%     $ 1,083       38.7%    57.9%

Real Estate-Residential Loans    169        4.7%       37.1%          152       4.4%       36.3%         112        4.0%    38.4%

Consumer Loans                   127        3.5%        2.4%           77       2.3%        3.2%          51        1.8%     3.7%

Loan Commitments                  53        1.5%         N/A           45       1.3%         N/A          31        1.1%      N/A

Unallocated                      762       21.3%         N/A          885      25.9%         N/A       1,519       54.3%      N/A

                             ----------                          -----------                         ----------
Total                        $ 3,581                              $ 3,421                            $ 2,796
                             ==========                          ===========                         ==========

(a) Commercial Loans include commercial real estate, agricultural production and construction loans.

Section V, Schedule A

Three Year Summary of Average Deposits

                                                                                (000's Omitted)

                                            ---------------------------   ---------------------------    ---------------------------
                                                               RATE                           RATE                           RATE
                                                1999           PAID            1998           PAID            1997           PAID
                                            ---------------------------   ---------------------------    ---------------------------
Deposit in domestic bank offices:

     Demand deposits                        $    48,073                         40,683                         35,262

     Now accounts                                24,892          1.74%          23,259         2.39%           22,609         2.58%

     Money Market deposit accounts               74,888          4.14%          57,236         4.43%           45,554         4.28%

     Savings deposits                            32,568          2.29%          32,218         2.67%           33,527         2.77%

     Time deposits                              108,856          5.23%         107,655         5.67%          107,672         5.66%
                                            --------------   ----------   ---------------   ---------    ---------------   ---------

Total Deposits                              $   289,277          3.45%         261,051         3.85%          244,624         3.91%
                                            ==============   ==========   ===============   =========    ===============   =========

Section V, Schedule B

Maturity Schedule for Time Deposits of $100,000 or More

                                                                                 (000's Omitted)

                                                                              OVER                 OVER
                                                                            3 MONTHS             6 MONTHS
                                                       3 MONTHS               THRU                 THRU              OVER 12
                                                        OR LESS             6 MONTHS            12 MONTHS             MONTHS
                                                    ----------------    -----------------    -----------------     -------------
December 31, 1999:
Certificates of Deposit                             $        11,601                4,981                8,850             3,981

Other Time Deposits                                             105                  180                  202               144
                                                    ----------------    -----------------    -----------------     -------------

          TOTAL                                     $        11,706                5,161                9,052             4,125
                                                    ================    =================    =================     =============

Section VI

Three Year Summary of Return on Equity and Assets

                                                                ----------------------------------------------------
                                                                ----------------------------------------------------
                                                                       1999              1998             1997
                                                                ----------------------------------------------------
                                                                ----------------------------------------------------
Return on average assets                                                1.10%             1.02%            0.95%

Return on average equity                                               12.53%            11.15%           10.56%

Dividend payout ratios on common stock                                 21.05%            23.70%           25.69%

Average equity to average assets                                        8.81%             9.13%            8.97%

Section VII

Short-term Borrowing

                                                                                        (000's Omitted)

Securities Sold Under Agreements
     To Repurchase (a)
                                                                   -----------------------------------------------------
                                                                          1999              1998             1997
                                                                   -----------------------------------------------------
End of Year:
     Balance                                                              $21,131           $28,750          $30,286
     Weighted Ave. Rate                                                     4.66%             4.72%            5.14%

For the Year:
     Maximum Amount Outstanding                                           $35,908           $31,491          $30,286
     Average Amount Outstanding                                           $26,216           $20,880          $18,917
     Weighted Ave. Rate                                                     4.79%             5.05%            5.23%

(a) Securities sold under repurchase agreements are borrowed on a short-term basis by the subsidiary banks at prevailing rates for these funds. The approximate average maturity was 5.0 months, 4.6 months, and 1.6 months for the years 1999, 1998, and 1997, respectively.

ITEM 2: PROPERTIES


         The Company owns no properties; it currently occupies space in the buildings that house the Lake Geneva and Kenosha branches. Since January 1, 1995 the company has been making rent payments to First Banking Center for the space that it occupies and the equipment it uses.

First Banking Center

         The Bank owns banking facilities in Albany, Burlington, Genoa City, Kenosha, Lake Geneva, Lyons, Monroe, Pell Lake, Union Grove, Walworth, and Wind Lake. Each of the bank's offices is well maintained and adequately meets the needs of the bank.


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


PART II


ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's stock is not actively traded. Robert W. Baird & Co. Incorporated and A.G. Edwards & Sons, Inc., however, do make a market in the stock. The range and sales prices, based on information given to the Company by Robert W. Baird & Co. Incorporated, and A.G. Edwards & Sons, Inc., and by parties to sales, are listed below for each quarterly period during the last two years.

                                                             1999                                     1998
                                                       Low          High                        Low          High
First quarter                                        $ 30.50      $ 33.50                     $ 28.00      $ 29.00
Second quarter                                       $ 31.50      $ 34.00                     $ 28.50      $ 31.00
Third quarter                                        $ 32.50      $ 35.50                     $ 28.00      $ 31.50
Fourth quarter                                       $ 33.00      $ 35.50                     $ 31.50      $ 33.00

         There were 776 holders of record of the Company's $1.00 par value common stock on December 31, 1999.

ITEM 6: SELECTED FINANCIAL DATA

                                                       FINANCIAL HIGHLIGHTS

---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

                                                             (Dollars in thousands of except per share data)

                                                                             December 31,
                                                  -------------------------------------------------------------------
                                                  -------------------------------------------------------------------
                                                      1999         1998          1997          1996          1995
Interest income                                     $ 27,692     $ 25,474      $ 22,861      $ 20,148     $ 18,810
Interest expense                                      12,586       12,127        11,198         9,764        8,966
Net interest income                                   15,106       13,347        11,663        10,384        9,844
Provision for loan losses                                330          330           230           247          470
Net interest income after
   provision for loan loss                            14,776       13,017        11,433        10,137        9,374
Non-interest Income                                    2,829        2,530         2,156         1,762        1,507
Non-interest Expense                                  11,583       10,772         9,590         7,770        6,670
Income before income taxes                             6,022        4,775         3,999         4,129        4,211
Income taxes                                           1,860        1,387         1,115         1,318        1,407
Net income                                           $ 4,162      $ 3,388       $ 2,884       $ 2,811      $ 2,804

Earnings per common share:
  Basic earnings per share                            $ 2.80       $ 2.28        $ 1.95        $ 1.91       $ 1.92
  Diluted earnings per share                          $ 2.78       $ 2.27        $ 1.94        $ 1.90       $ 1.91
Cash dividends per share                              $ 0.59       $ 0.54        $ 0.50        $ 0.46       $ 0.40
Book value per share                                 $ 22.59      $ 21.43       $ 19.47       $ 17.78      $ 16.26

Year-end assets                                    $ 392,089    $ 369,131     $ 327,833     $ 304,720    $ 264,379
Average assets                                       377,110      332,980       304,479       263,162      243,702
Year-end equity capital                               33,417       31,895        28,920        26,240       23,884
Average equity capital                                33,220       30,394        27,319        24,903       22,572

Return on assets                                       1.10%        1.02%         0.95%         1.07%        1.15%
Return on equity                                      12.53%       11.15%        10.56%        11.29%       12.48%

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion provides additional analysis of the financial statements presented in the Companys annual report and should be read in conjunction with this information. This discussion focuses on the significant factors that affected the Companys earnings in 1999, with comparisons to 1998. As of December 31, 1999, First Banking Center (the Bank) was the only direct subsidiary of the Company and its operations contributed nearly all of the revenue for the year. The Company provides various support functions for the Bank and receives payment from the Bank for these services. These inter-company payments are eliminated for the purpose of these consolidated financial statements. The Bank has two wholly owned subsidiaries, FBC Financial Services, Corp., a brokerage and financial services subsidiary, and FBC Burlington, Inc., an investment subsidiary located in Nevada.

Overview

         As of December 31, 1999, total Company assets were $392.1 million increasing 6.2% from $369.1 million as of December 31, 1998. Total income for 1999 was $4.2 million or $2.80 per share, increasing 23.5% from $3.4 million or $2.28 per share in 1998. The significant items resulting in the above-mentioned results are discussed below.

Balance sheet analysis

Loans

         As of December 31, 1999, loans outstanding were $298.7 million for an increase of $34.0 million or 12.8% from December 31, 1998. During 1999 Residential Real Estate loans increased $14.7 million, and Commercial Real Estate loans increased $15.8 million or 15.2% and 23.4% respectively. At December 31, 1999, Construction and Land Development loans were at $37.8 million or 12.7% of total loans, Residential Real Estate loans were at $110.8 million or 37.1% of total loans, and Commercial loans were at $28.4 million or 9.5% of total loans, and Commercial Real Estate loans were at $83.6 million or 28.0% of total loans.

Allowance for Loan Losses

         The allowance for possible loan losses was $3.6 million or 1.21% of gross loans on December 31, 1999, compared with $3.4 million or 1.29% of gross
loans  on December 31,  1998.   Net  charge-offs  for 1999 were $170 thousand or
 .057%  of gross loans,  compared to net charge-offs of  $41 thousand or .015% of
gross loans for 1998.   As of December 31,  1999,  loans on  non-accrual  status
totaled $1.3 million or .44% of gross loans compared to $1.5 million or .57% of gross loans on December 31, 1998. The non-accrual loans consisted primarily of $963 thousand of residential real estate loans and $182 thousand of commercial loans. On December 31, 1999, the ratio of non-accrual loans to the allowance for loan losses was 36.1% compared to 44.1% on December 31, 1998.

         The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. Management reviews a calculation of the allowance for loan losses on a quarterly basis. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.


         In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the bank to make additions to the allowance for loan losses based on their judgments of collectibility based on information available to them at the time of their examination.

         During 1999 $330 thousand was charged to current earnings and added to the allowance for loan losses.

Investments securities - Available for Sale

         The securities available-for-sale portfolio decreased $10.3 million or 15.8% during 1999. The majority of the decrease came from the maturities of Commercial Paper and Agency Issued Remics and was used to fund loans.

Deposits and Borrowed Funds

         As of December 31, 1999, total deposits were $306.1 million, which is an increase of $23.4 million or 8.3% from December 31, 1998. Money Market and Savings Deposits increased $17.5 million or 17.9% to $115.3 million. Demand

Deposits increased $1.6 million or 3.2% to $51.6 million. Securities sold under agreement to repurchase and Certificates of Deposits decreased $7.6 million or 26.4%. Federal Home Loan Borrowings increased $5.6 million or 26.0% since December 31, 1998.

Capital resources

         During 1999, the Company's stockholders' equity increased $1.5 million or 4.7%. Net income of $4.2 million was the primary reasons for the increase in equity. The company purchased $561 thousand and reissued $219 thousand of treasury stock, during 1999. Unrealized gain/loss on available for sale securities decreased $1.3 million to a negative $683 thousand. Cash dividends paid in 1999 were $876 thousand or $.59 per share.

         In December 1990, the Federal Reserve Board's risk-based guidelines became effective. Under these guidelines capital is measured against the Company's subsidiary banks risk-weighted assets. The Company's tier 1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 10.7% at December 31, 1999, well above the 4% minimum required. Total capital to risk-adjusted assets was 11.9%, also well above the 8% minimum requirement. The leverage ratio was at 8.4% compared to the 4% minimum requirement. According to FDIC capital guidelines, the Company is considered to be "well capitalized."

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

         The Banks strategy with respect to asset/liability management is to maximize net interest income while limiting its exposure to a potential downward movement. Strategy is implemented by the Bank's management, which takes action based upon its analysis of the Bank's present positioning, its desired future positioning, economic forecasts, and its goals. It is the Banks desire to maintain a cumulative GAP of positive or negative 15% of rate sensitive assets at the 1 year time frame. The current percentage is negative 4% which compares to negative 1% as of December 31, 1998.

Liquidity

         The liquidity position of the Company is managed to ensure that sufficient funds are available to meet customers' needs for loans and deposit withdrawals. Liquidity to meet demand is provided by maintaining marketable investment securities, Federal Funds Sold, as well as, maintaining a full line of competitively priced deposit and short-term borrowing products. The Bank is also a member of the Federal Home Loan Bank system, which provides the Company with an additional source of liquidity. The Bank is authorized to borrow up to 60% of the book value of its 1-4 family real estate mortgages secured by a security agreement pledging the Banks 1-4 family real estate mortgages with a carrying value of $110.8 million. During 1999 the Companys loan to deposit ratio increased from 92% to 96%. This increase was due to an increase in loans of $34.0 million or 12.8% while deposits only increased $23.4 million or 8.3%. The additional funding for the increase in loans came from increased borrowings from the Federal Home Loan Bank and the sales and maturities of investment securities.

         While liquidity within the banking industry continues to tighten management is unaware of any recommendations by regulatory authorities, known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources, or operations.

Results of operations

Net Interest Income

         Net interest income is the difference between interest income and fees on loans and interest expense, and is the largest contributing factor to net income for the Company. All discussions of rate are on a tax-equivalent basis, which accounts for income earned on securities that are not fully subject to federal taxes. Net interest income for 1999 was $15.1 million, increasing 13.5% over the 1998 level of $13.3 million, increasing 13.6% over the 1997 level of $11.7 million. Net interest income as a percentage of average earning assets was 4.55% in 1999 versus 4.57% in 1998 versus 4.40% in 1997.

         Total interest income increased $2.2 million from 1998 to 1999 and $2.6 million from 1997 to 1998. Average earning assets increased from $282.2 million in 1997 to $308.8 million in 1998 to $348.8 million in 1999 or 15.14%, 9.43% and
12.92%, respectively. The yields on interest earning asset increased from 8.37% to 8.49% from 1997 to 1998, and decreased from 8.49% to 8.16% from 1998 to 1999.

         The increase in interest income in 1999 was due primarily to an increase in interest on loans. Interest on loans increased to $23.0 million or 11.1% from $20.7 million or 10.7% from 1997 of $17.9. The increase in loan income was the result of a $38.6 million or 15.8% increase in 1999, an increase of $37.1 million or 17.9% in 1998 and an increase of $31.2 million or 18.0% in 1997 in average balances outstanding. An increase in residential loan activity primarily generated the fees. This increase of loan activity was due to low home mortgage interest rates.

         Total interest expense increased $459 thousand in 1999, $1.0 million in 1998 and $1.4 million in 1997. This increase was due to an increase in average interest bearing deposits of $20.8 million or 9.46% in 1999, an increase of $11.0 million or 5.26% in 1998 and $39.7 million or 17.00% in 1997. An increase in average Federal Home Loan Borrowings of $7.0 million or 42.9% in 1999 and $6.3 million or 63.5% in 1998, also caused an increase for 1999 and 1998. The cost of all interest bearing liabilities remained consistant at 4.69% in 1997 and 1998 and decreased to 4.31% in 1999.

Provision for loan losses

         During 1999 and 1998, $330 thousand was charged to current earnings and added to the allowance for loan losses. In 1997, $230 thousand was charged to earnings and added to the allowance for loan losses.

Non-interest income

         Non-interest income during 1999 increased $299 thousand or 11.8% from 1998, during 1998 it increased $374 thousand or 17.3% from 1997. This increase is due primarily to increased income from service charges on deposit accounts, which increased $215 thousand or 21.3% in 1999, $100 thousand or 10.9% in 1998 and $178 thousand or 24.0% in 1997. Trust Department income which increased $28 thousand or 6.8% in 1999 and $73.0 thousand or 21.4% in 1998. Income from the Companys ATM and Visa network also caused the increase by $56 thousand in 1999, $102 thousand in 1998 and $203 thousand in 1997.

Non-interest expense

         Non-interest expense increased from $9.6 million to $10.8 million to $11.6 million from 1997 to 1998 to 1999. An increase of 1.2 million or 12.3% and $811 thousand or 7.5%, respectively. Salaries and benefits increased $414 thousand or 6.9% in 1999, $688 thousand or 12.9% in 1998 and $1.0 million or 23.0% in 1997. Equipment expense increased $202 thousand or 17.6% in 1999, $60 thousand or 5.5% in 1998 and $209 thousand or 24.0% in 1997. Data processing services increased $142 thousand or 30.9% in 1999, $40 thousand or 9.6% in 1998 and $32 thousand or 8.2% in 1997. Occupancy expense increased $73 thousand in 1999 and 1998 and $37 thousand in 1997. Stationary and office supplies decreased $28 thousand or 9.4% in 1999, increased $77 thousand or 31.3% in 1998 and decreased $15 thousand or 5.8% in 1997. And finally, income taxes increased $473 thousand or 34.1% for 1999 and $272 thousand or 24.4% for 1998. They decreased $203 thousand or 15.4% for 1997.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          FIRST BANKING CENTER, INC.
                                 AND SUBSIDIARY
                              Burlington, Wisconsin

                        Consolidated Financial Statements

                     Including Independent Auditors' Report

                           December 31, 1999 and 1998

________________________________________________________________________________

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------




Independent Auditors' Report                                                  21


Consolidated Balance Sheets
     December 31, 1999 and 1998                                               22


Consolidated Statements of Income
     Years Ended December 31, 1999, 1998 and 1997                             23


Consolidated Statements of Changes in Stockholders' Equity
     Years Ended December 31, 1999, 1998 and 1997                             24


Consolidated Statements of Cash Flows
     Years Ended December 31, 1999, 1998 and 1997                          25-26


Notes to Consolidated Financial Statements                                 27-49

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
First Banking Center, Inc. and Subsidiary
Burlington, Wisconsin

We have audited the accompanying consolidated balance sheets of First Banking Center, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Banking Center, Inc. and Subsidiary as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

                     VIRCHOW, KRAUSE & COMPANY, LLP



Milwaukee, Wisconsin
January 13, 2000

                                             FIRST BANKING CENTER, INC. AND SUBSIDIARY

                                                      CONSOLIDATED BALANCE SHEETS
                                                       December 31, 1999 and 1998

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

                                        ASSETS
                                                                                               (Dollars in thousands)

                                                                                                1999              1998
 Cash and due from banks                                                                       $ 19,123          $ 18,013
 Federal funds sold                                                                               4,242             6,885
 Interest-bearing deposits in banks                                                                  40                66
 Available for sale securities - stated at fair value                                            54,952            65,263
 Loans, less allowance for loan losses of $3,581 and
  $3,421 in 1999 and 1998, respectively                                                         295,143           261,379
 Office buildings and equipment, net                                                              9,429             9,602
 Other assets                                                                                     9,160             7,923

TOTAL ASSETS                                                                                  $ 392,089         $ 369,131

                         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposits
  Demand                                                                                       $ 51,610          $ 50,056
  Savings and NOW accounts                                                                      140,612           126,898
  Time                                                                                          113,922           105,845
Total Deposits                                                                                  306,144           282,799
 Securities sold under repurchase agreements                                                     21,131            28,750
 U.S. Treasury note account                                                                         100               100
 Other borrowings                                                                                27,768            22,143
 Accrued expenses and other liabilities                                                           3,529             3,444
Total Liabilities                                                                               358,672           337,236

COMMITMENTS AND CONTINGENCIES (NOTE 16)

STOCKHOLDERS' EQUITY
 Common stock, $1.00 par value, 3,000,000 shares authorized;
  1,489,380  and 1,488,631 shares issued
  as of December 31, 1999 and 1998, respectively                                                  1,489             1,489
 Surplus                                                                                          4,236             4,312
 Retained earnings                                                                               28,717            25,431
                                                                                                 34,442            31,232
 Common stock in treasury, at cost - 9,822 and -0- shares
  for 1999 and 1998, respectively                                                                  (342)                -
 Accumulated other comprehensive income                                                            (683)              663

Total Stockholders' Equity                                                                       33,417            31,895

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 392,089         $ 369,131

             See accompanying notes to consolidated financial statements.

                                              FIRST BANKING CENTER, INC. AND SUBSIDIARY

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                             Years ended December 31, 1999, 1998 and 1997

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

                                                                         (Amounts in thousands except per share data)

                                                                           1999              1998               1997
INTEREST INCOME
 Interest and fees on loans                                               $ 24,205          $ 21,981           $ 18,658
 Interest on securities
  Taxable                                                                    2,161             2,086              2,666
  Tax-exempt                                                                 1,211             1,202              1,107
 Interest on federal funds sold                                                105               162                285
 Interest on deposits in banks                                                  10                43                145
Total Interest Income                                                       27,692            25,474             22,861

INTEREST EXPENSE
 Interest on deposits                                                        9,970            10,061              9,543
 Interest on federal funds purchased and securities
  sold under repurchase agreements                                           1,295             1,074                997
 Interest on U.S. Treasury note account                                          5                16                 22
 Interest on other borrowings                                                1,316               976                636
Total Interest Expense                                                      12,586            12,127             11,198
Net interest Income Before Provision for
Loan Losses                                                                 15,106            13,347             11,663

PROVISION FOR LOAN LOSSES                                                      330               330                230
Net Interest Income After Provision for
Loan Losses                                                                 14,776            13,017             11,433

NONINTEREST INCOME
 Trust Department income                                                       442               414                341
 Service charges on deposit accounts                                         1,226             1,011                911
 Investment securities gains (losses)                                           (2)               (3)                  2
 Other income                                                                1,163             1,108                902
Total Noninterest Income                                                     2,829             2,530              2,156

NONINTEREST EXPENSES
 Salaries and employee benefits                                              6,396             5,982              5,294
 Occupancy expenses                                                            788               715                642
 Equipment expenses                                                          1,347             1,145              1,085
 Data Processing services                                                      602               460                431
 Other expenses                                                              2,450             2,470              2,138
Total Noninterest Expenses                                                  11,583            10,772              9,590

Income Before Income Taxes                                                   6,022             4,775              3,999

 Less applicable income taxes                                                1,860             1,387              1,115
NET INCOME                                                                 $ 4,162           $ 3,388            $ 2,884

  Basic earnings per share                                                  $ 2.80            $ 2.28             $ 1.95
  Diluted earnings per share                                                $ 2.78            $ 2.27             $ 1.94
  Weighted average shares outstanding                                        1,486             1,487              1,477

             See accompanying notes to consolidated financial statements.

                                              FIRST BANKING CENTER, INC. AND SUBSIDIARY

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                            Years ended December 31, 1999, 1998 and 1997

-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                 Accumulated
                                                                                                 Other
                                                Common                 Retained     Treasury     Comprehensive
                                                 Stock     Surplus     Earnings     Stock        Income (Loss)     Total
                                                                 (Dollars in thousands except for shares)
BALANCE - December 31, 1996                    $ 1,476    $ 4,091     $ 20,703     $  -          $ (30)            $ 26,240
Comprehensive income:
 Net income - 1997                                   -          -        2,884        -               -               2,884
 Change in net unrealized gains (losses)
  on securities available for sale                   -          -            -        -             650                 650
 Reclassification adjustment for gains
  (losses) realized in net income                    -          -            -        -               2                   2
 Income tax effect                                   -          -            -        -            (254)               (254)
Total comprehensive income                                                                                            3,282
 Cash dividends paid - $.50 per share                -          -        (741)        -               -                (741)
 Issuance of 8,520 new shares of stock
  under stock option plan                            9        130            -        -               -                 139

BALANCE - December 31, 1997                      1,485      4,221       22,846        -             368              28,920
Comprehensive income:
 Net income - 1998                                   -          -        3,388        -               -               3,388
 Change in net unrealized gains (losses)
  on securities available for sale                   -          -            -        -             487                 487
 Reclassification adjustment for gains
  (losses) realized in net income                    -          -            -        -              (3)                 (3)
 Income tax effect                                   -          -            -        -            (189)               (189)
Total comprehensive income                                                                                            3,683
 Cash dividends paid - $.54 per share                -          -         (803)       -               -                (803)
 Issuance of 3,933 new shares of stock
  under stock option plan                            4         91            -        -               -                  95

BALANCE - December 31, 1998                      1,489      4,312       25,431        -             663              31,895
Comprehensive income:
 Net income - 1999                                   -          -        4,162        -               -               4,162
 Change in net unrealized gains (losses)
  on securities available for sale                   -          -            -        -          (2,205)             (2,205)
 Reclassification adjustment for gains
  (losses) realized in net income                    -          -            -        -              (2)                 (2)
 Income tax effect                                   -          -            -        -             861                 861
Total comprehensive income                                                                                            2,816
 Purchase of 16,356 shares of
  treasury stock                                     -          -            -     (561)              -                (561)
 Cash dividends paid - $.59 per share                -          -         (876)       -               -                (876)
 Reissuance of 6,534 shares of
  treasury stock under stock option plan             -        (76)           -      219               -                 143

BALANCE - December 31, 1999                    $ 1,489    $ 4,236     $ 28,717   $ (342)         $ (683)           $ 33,417

                                              FIRST BANKING CENTER, INC. AND SUBSIDIARY

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            Years ended December 31, 1999, 1998 and 1997

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

                                                                                (Dollars in thousands)

                                                                                1999            1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                    $ 4,162         $ 3,388         $ 2,884
Adjustments to reconcile net income to net
 cash provided by operating activities
  Depreciation                                                                    949             895             904
  Provision for loan losses                                                       330             330             230
  Gain on sale of loans                                                            (8)            (10)              -
  Loss on disposal of office building and equipment                                 1              16               5
  Gain on sale of other real estate owned                                           -              (2)              -
  Provision for deferred taxes                                                    (19)           (202)           (137)
  Amortization and accretion of bond
   premiums and discounts - net                                                   102              62              76
  Amortization of excess cost over equity
   in underlying net assets of subsidiary                                         104             104             104
  Investment securities (gains) losses                                              2               3              (2)
  Increase in other assets                                                       (628)           (513)           (583)
  Increase in accrued expenses and other liabilities                               85             213             564
Total adjustments                                                                 918             896           1,161
Net Cash Provided by Operating Activities                                       5,080           4,284           4,045

CASH FLOWS FROM INVESTING ACTIVITIES
 Net decrease in interest-bearing deposits in banks                                26             754           4,049
 Net (increase) decrease in federal funds sold                                  2,643          (6,885)          7,905
 Activity in available for sale securities
  Proceeds from sales of available for sale securities                          6,110           6,265           4,322
  Proceeds from maturities of available for sale securities                    69,470          95,873          50,990
  Purchase of available for sale securities                                   (67,413)        (92,410)        (64,022)
 Proceeds from sale of student loans                                              809             547               -
 Net increase in loans                                                        (34,895)        (41,270)        (29,717)
 Purchase of office buildings and equipment                                      (899)         (3,014)         (1,990)
 Proceeds from sale of other real estate owned                                      -              30               -
 Proceeds from disposal of office building and equipment                          122             151              26
Net Cash Used in Investing Activities                                         (24,027)        (39,959)        (28,437)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits                                                      23,345          29,900          18,040
 Dividends paid                                                                  (876)           (803)           (741)
 Proceeds from other borrowings                                                 8,670          16,449           2,618
 Payments on other borrowings                                                  (3,045)         (6,263)           (150)
 Net decrease in U.S. Treasury note account                                         -            (440)              -
 Net decrease in securities sold under
  repurchase agreement                                                         (7,619)         (1,536)           (640)
 Proceeds from stock options exercised                                              -              95             139
 Purchase of treasury stock                                                      (561)              -               -
 Proceeds from reissuance of treasury stock under
  stock option plan                                                               143               -               -
Net Cash Provided By Financing Activities                                      20,057          37,402          19,266

Net Increase (Decrease) in Cash and Due From Banks                              1,110           1,727          (5,126)

CASH AND DUE FROM BANKS - Beginning of year                                    18,013          16,286          21,412

 CASH AND DUE FROM BANKS- END OF YEAR                                        $ 19,123        $ 18,013        $ 16,286

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest                                                                   $ 12,479        $ 12,044        $ 11,184
  Income taxes                                                               $  2,161        $  1,537        $    917

           See accompanying notes to consolidated financial statements.

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

A.       CONSOLIDATION

The consolidated financial statements of First Banking Center, Inc. include the accounts of its wholly owned subsidiary, First Banking Center. First Banking Center includes the accounts of its wholly owned subsidiaries, FBC-Burlington, Inc. and FBC Financial Services Corp. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

B.       NATURE OF BANKING ACTIVITIES

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

C.       USE OF ESTIMATES

In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate and deferred tax assets.

D.       CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks."

The subsidiary Bank maintains amounts due from banks which, at times, may exceed federally insured limits. The subsidiary Bank has not experienced any losses in such accounts.

E.       AVAILABLE FOR SALE SECURITIES

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

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

F.       LOANS

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal, reduced by the allowance for loan losses. Interest income is accrued on the unpaid principal balance. The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payment of interest or principal when they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Cash collections on impaired loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is current. Accrual of interest is generally resumed when the customer is current on all principal and interest payments and has been paying on a timely basis for a period of time.

G.       MORTGAGE LOANS HELD FOR SALE

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. All sales are made without recourse.

H.       ALLOWANCE FOR LOAN LOSSES

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

I.       OFFICE BUILDINGS AND EQUIPMENT

Depreciable assets are stated at cost less accumulated depreciation. Provisions for depreciation are computed on straight-line and accelerated methods over the estimated useful lives of the assets, which range from 15 to 50 years for buildings and 2 to 12 years for equipment.

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

J.       PROFIT-SHARING PLAN

The Company has established a trusteed contributory 401(k) profit-sharing plan for qualified employees. The Company's policy is to fund contributions as accrued.

K.       OTHER REAL ESTATE OWNED

Other real estate owned, acquired through partial or total satisfaction of loans is carried at the lower of cost or fair value less cost to sell. At the date of acquisition losses are charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.

L.       INCOME TAXES

The Company files a consolidated federal income tax return and individual subsidiary state income tax returns. Accordingly, amounts equal to tax benefits of those companies having taxable federal losses or credits are reimbursed by the other companies that incur federal tax liabilities.

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to the reserve for loan losses, nonaccrual loan income, deferred compensation, pension, fixed assets and unrealized gains and losses on available for sale securities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

M.       OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

In the ordinary course of business the subsidiary Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

N.       TRUST ASSETS AND FEES

Property held for customers in fiduciary or agency capacities is not included in the accompanying balance sheet, since such items are not assets of the Company. In accordance with established industry practice, income from trust fees is reported on the cash basis. Reporting of trust fees on an accrual basis would have no material effect on reported income.

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

O.       EARNINGS PER SHARE

Earnings per share are computed based upon the weighted average number of common shares outstanding during each year. In the computation of diluted earnings per share, all dilutive stock options are assumed to be exercised at the beginning of each year and the proceeds are used to purchase shares of the Company's common stock at the average market price during the year.

P.       FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

          Carrying Amounts Approximate Fair Values for the Following Instruments

                Cash and due from  banks
                Federal  funds  sold
                Interest-bearing deposits in banks
                Available for sale securities
                Accrued interest receivable
                Variable rate loans that reprice frequently where no significant change in credit risk has occurred
                Demand deposits
                Variable rate money market accounts
                Variable rate certificates of deposit
                Accrued interest payable
                U.S. Treasury Note account

          Discounted Cash Flows

          Using interest rates currently being offered on instruments with similar terms and with similar credit quality:

                All loans except variable rate loans described above Fixed rate certificates of deposit
                Other borrowings

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

P.       FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

           Quoted fees currently being charged for similar instruments

           Taking into account the remaining terms of the agreements and the counterparties' credit standing:

                Off-balance-sheet instruments

                    Guarantees
                    Letters of credit
                    Lending commitments

Since the majority of the Company's off-balance-sheet instruments consist of nonfee-producing, variable rate commitments, the Company had determined it does not have a distinguishable fair value.

Q.       RECLASSIFICATION

Certain 1997 and 1998 amounts have been reclassified to conform with the 1999 presentation. The reclassifications have no effect on reported amounts of net income or equity.

--------------------------------------------------------------------------------
NOTE 2 - CASH AND DUE FROM BANKS
--------------------------------------------------------------------------------

The Company's bank subsidiary is required to maintain vault cash and reserve balances with Federal Reserve Banks based upon a percentage of deposits. These requirements approximated $3,490,000 and $2,738,000 at December 31, 1999 and 1998, respectively.

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 3 - AVAILABLE FOR SALE SECURITIES
--------------------------------------------------------------------------------

Amortized  costs and fair values of available for sale securities as of December 31, 1999 and 1998 are summarized as follows:
                                                                              December 31, 1999
                                                                              Gross         Gross
                                                             Amortized      Unrealized    Unrealized     Fair
                                                                Cost          Gains         Losses       Value
                                                                            (Dollars in in thousands)
U.S. Treasury securities                                     $  2,506           $ 3         $ 4        $ 2,505
Obligations of other U.S. government
agencies and corporations                                      18,087             -         589         17,498
Obligations of states and
political subdivisions                                         26,734            58         431         26,361
Commercial paper                                                   -             -           -              -
                                                               47,327            61       1,024         46,364
Mortgage-backed securities                                      5,836            24          51          5,809
Mutual funds                                                      844             -          30            814
Federal Reserve stock                                             451             -           -            451
Federal Home Loan Bank stock                                    1,514             -           -          1,514

                                                             $ 55,972          $ 85     $ 1,105       $ 54,952

                                                                              December 31, 1998
                                                                              Gross        Gross
                                                             Amortized      Unrealized   Unrealized      Fair
                                                                Cost          Gains        Losses        Value
                                                                            (Dollars in thousands)

U.S. Treasury securities                                      $ 4,004          $ 90         $ -        $ 4,094
Obligations of other U.S. government
agencies and corporations                                      17,658            79           4         17,733
Obligations of states and
political subdivisions                                         24,493           767           -         25,260
Commercial paper                                               6,633             -           -          6,633
                                                               52,788           936           4         53,720
Mortgage-backed securities                                      8,821           123           4          8,940
Mutual funds                                                    1,041             -          31          1,010
Federal Reserve stock                                             451             -           -            451
Federal Home Loan Bank stock                                    1,142             -           -          1,142

                                                             $ 64,243       $ 1,059        $ 39       $ 65,263

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 3 - AVAILABLE FOR SALE SECURITIES (CONTINUED)
--------------------------------------------------------------------------------

The  amortized  cost  and fair  value of  available  for sale  securities  as of
December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual  maturities in mortgage-backed  securities,  equity securities,  and mutual funds since the  anticipated  maturities are not readily determinable.  Therefore,  these  securities  are not  included in the  maturity categories in the following maturity summary listed below:
                                                                                           December 31, 1999
                                                                                       Amortized             Fair
                                                                                          Cost               Value
                                                                                         (Dollars in thousands)
Due in one year or less                                                                 $  5,253          $  5,244
Due after one year through 5 years                                                        20,005            19,841
Due after 5 years through 10 years                                                        20,155            19,529
Due After 10 years                                                                         1,914             1,750

                                                                                        $ 47,327          $ 46,364

Following  is a summary  of the  proceeds  from sales of  investment  securities available  for sale,  as well as gross  gains  and  losses  for the years  ended
December 31:
                                                                      1999             1998             1997
                                                                               (Dollars in thousands)
        Proceeds from sales of
        available for sale securities                                $ 6,110         $ 6,265          $ 4,322

        Gross gains on sales                                             $ 8            $ 27             $ 31
        Gross losses on sales                                            (10)            (30)             (29)

                                                                        $ (2)           $ (3)             $ 2

        Related income taxes (benefit)                                  $ (1)           $ (1)             $ 1


Available for sale securities with a carrying value of $23,076,000 and $28,789,000 as of December 31, 1999 and 1998 respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 4 - LOANS
--------------------------------------------------------------------------------

Major classifications of loans are as follows:
                                                                                            December 31,
                                                                                       1999               1998
                                                                                       (Dollars in thousands)
Commercial                                                                           $ 28,458           $ 38,185
Agricultural production                                                                14,965              9,985
Real estate
  Construction                                                                         37,796             30,008
  Commercial                                                                           83,592             67,761
  Agricultural                                                                          9,705              7,754
  Residential                                                                         110,793             96,139
Consumer and other                                                                      7,274              8,465
Municipal loans                                                                         6,141              6,503
                                                                                      298,724            264,800
Less:  Allowance for loan losses                                                       (3,581)            (3,421)

Net Loans                                                                           $ 295,143          $ 261,379

Impaired  loans at December  31,  1999 and 1998 of  $1,256,000  and  $1,517,000,
respectively, have been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No. 118. The average recorded amount of impaired loans during 1999 and 1998 was $1,875,000 and $1,454,000, respectively. There was no allowance for loan losses related to these loans at December 31, 1999 and 1998. Interest income on impaired loans of $31,000, $20,000 and $14,000 was recognized for cash payments received in 1999, 1998 and 1997, respectively.

Certain directors and executive officers of the Company, and their related interests, had loans outstanding in the aggregate amounts of $927,000 and $1,198,000 at December 31,1999 and 1998, respectively. During 1999, $663,000 of new loans were made and repayments totaled $934,000. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risks of collectibility or present other unfavorable features.

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 5 - ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------

The  allowance  for  loan  losses  reflected  in the  accompanying  consolidated financial  statements  represents the allowance available to absorb loan losses.
An  analysis  of  changes  in  the  allowance  is  presented  in  the  following tabulation:
                                                                                             December 31,
                                                                                      1999       1998        1997
                                                                                        (Dollars in thousands)
 BALANCE - Beginning of Year                                                         $3,421      $3,132     $2,897
Charge-offs                                                                            (197)        (88)       (62)
Recoveries                                                                               27          47         67
Provision charged to operations                                                         330         330        230

BALANCE - END OF YEAR                                                                $3,581      $3,421     $3,132

--------------------------------------------------------------------------------
NOTE 6 - OFFICE BUILDINGS AND EQUIPMENT
--------------------------------------------------------------------------------

Office  buildings and equipment are stated at cost less accumulated depreciation and are summarized as follows:
                                                                                            December 31,
                                                                                         1999          1998
                                                                                       (Dollars in thousands)
Land                                                                                   $ 1,445       $ 1,445
Buildings and improvements                                                               8,819         8,489
Furniture and equipment                                                                  5,394         5,047
                                                                                        15,658        14,981
Less:  Accumulated depreciation                                                          6,229         5,379

Total Office Buildings and Equipment                                                   $ 9,429       $ 9,602

Depreciation expense as of December 31, 1999, 1998 and 1997 was $949,000, $895,000 and $904,000, respectively.

--------------------------------------------------------------------------------
NOTE 7 - EXCESS OF COST OVER EQUITY IN UNDERLYING NET ASSETS OF SUBSIDIARY
--------------------------------------------------------------------------------

The excess of cost over equity in underlying net assets of the Genoa City and Pell Lake branches of the First Banking Center at the date of the branch acquisition amounted to $1,479,000. The amount is being amortized over a period of fifteen years. Amortization expense amounted to $99,000, $99,000 and $99,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Accumulated amortization amounted to $313,000, $214,000 and $115,000 at December 31, 1999, 1998 and 1997, respectively.

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 8 - VALUATION OF CORE DEPOSITS
--------------------------------------------------------------------------------

The fair market value of core deposits of the Albany branch of First Banking Center at the date of acquisition amounted to $310,000. The valuation was determined by an independent appraisal firm. The amount, net of amortization, has been included as part of other assets and is being amortized over the average remaining life of the deposits. Amortization expense for the years ended December 31, 1999, 1998 and 1997 amounted to $2,000, $3,000 and $3,000, respectively. Accumulated amortization amounted to $309,000, $307,000 and $304,000 at December 31, 1999, 1998 and 1997, respectively.

The fair market value of core deposits of the Genoa City and Pell Lake branches of First Banking Center at the date of the branch acquisition amounted to $30,000. The amount, net of amortization, has been included as part of other assets and is being amortized over a period of ten years. Amortization expense amounted to $3,000, $3,000 and $3,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Accumulated amortization amounted to $10,000, $7,000 and $4,000 at December 31, 1999, 1998 and 1997, respectively.

--------------------------------------------------------------------------------
NOTE 9 - DEPOSITS AND INTEREST ON DEPOSITS
--------------------------------------------------------------------------------

The aggregate amount of Time deposits, each with a minimum denomination of $100,000, was approximately $30,044,000 and $21,610,000 in 1999 and 1998, respectively.

At December 31, 1999,  the scheduled  maturities of Time deposits are as follows
(dollars in thousands):
2000                                                                      $ 84,264
2001                                                                        22,309
2002                                                                         3,520
2003                                                                         3,511
2004                                                                           318

                                                                          $113,922

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 10 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
--------------------------------------------------------------------------------

Securities sold under agreements to repurchase generally mature within one year.

Information concerning securities sold under repurchase agreements is summarized as follows:
                                                                                              1999          1998
                                                                                            (Dollars in thousands)
      Average balance during the year                                                       $ 26,216       $20,880
      Average interest rate during the year                                                    4.79%         5.05%
      Maximum month-end balance during the year                                             $ 35,908       $31,491
      Securities underlying the agreements at year-end:
       Carrying value                                                                       $ 23,076       $28,789
       Estimated fair value                                                                 $ 23,076       $28,789

Term federal funds purchased and treasury tax and loan deposits generally are repaid within one to 120 days from the transaction date.

--------------------------------------------------------------------------------
NOTE 11 - OTHER BORROWINGS
--------------------------------------------------------------------------------

Other borrowings consisted of the following at December 31:
                                                                                           1999             1998
                                                                                          (Dollars in thousands)
        Federal Home Loan Bank advances                                                  $ 27,168         $ 21,543
        Note payable                                                                          600              600

                                                                                         $ 27,768         $ 22,143

The subsidiary Bank has a master contract agreement with the Federal Home Loan Bank (FHLB) which provides for borrowing up to the maximum of 60% of the book value of the Bank's first lien 1-4 family real estate loans, $72,365,000,at December 31, 1999. The indebtedness is evidenced by a master contract dated
September 14, 1992. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as Federal funds and Treasury Bill rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities.

Various advances were obtained with total outstanding balances of $27,168,000 and $21,543,000 at December 31, 1999 and 1998 respectively, with applicable interest rates ranging from 4.70% to 6.88%. Interest is payable monthly with principal payment due at maturity.

The advances are secured by a security agreement pledging a portion of the subsidiary Bank's real estate mortgages with a carrying value of $45,280,000.

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 11 - OTHER BORROWINGS (CONTINUED)
--------------------------------------------------------------------------------

The subsidiary bank has a note payable with a third party bank used to acquire a permanent facility for a branch that formally occupied rented space. The note payable bears an interest rate of 6.5% with monthly payments of interest only through July 2001 and interest and principal payments of $8,910 through June 2008. Outstanding balance as of December 31, 1999 and 1998 was $600,000.

Future  principal  payments  required to be made on the other  borrowings are as follows (dollars in thousands):
       Years Ending December 31,
       2000                                                         $  1,824
       2001                                                           16,097
       2002                                                            3,422
       2003                                                            2,083
       2004                                                            4,002
       Thereafter                                                        340

                                                                    $ 27,768

--------------------------------------------------------------------------------
NOTE 12 - STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

The Company has an Incentive Stock Option Plan which provides for the granting of options for up to 300,000 shares of common stock to key officers and employees of the Company. The exercise price of each option equals the market price of the Company's stock on the date of grant. Options may be exercised 33.33% per year beginning one year after the date of the grant and must be exercised within a four-year period. During 1999, the amendment to extend the plan time period for exercising grants to ten years from grant date met final approval at the annual stockholder meeting in April 1999.

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 12 - STOCKHOLDERS' EQUITY (CONTINUED)
--------------------------------------------------------------------------------

Activity of the  Incentive  Stock  Option Plan is  summarized  in the  following table:
                                                       Weighted-
                                                       Average                                                  Weighted-
                                                       Fair Value                                               Average
                                                       of Option   Options                       Options        Exercise
                                                       Granted     Available      Exercisable    Outstanding    Price
BALANCE - December 31, 1996                                  -      265,713         15,911         40,592        21.54
Granted                                                   4.26      (23,800)                       23,800        28.46
Exercise of stock option                                     -           -                         (8,520)       16.23

BALANCE - December 31, 1997                                  -      241,913         37,628         55,872        25.30
Granted                                                   7.69      (49,350)                       49,350        32.44
Exercise of stock option                                     -            -                        (3,913)       24.37
Canceled                                                     -        3,275                        (3,275)       26.41

BALANCE - December 31, 1998                                  -      195,838         30,632         98,034        28.89
Granted                                                   7.57      (83,725)                       83,725        34.01
Exercise of stock option                                                  -                        (7,283)       19.67
Canceled                                                             45,700                       (45,700)       32.29

EXERCISABLE - DECEMBER 31, 1999                                     157,813         35,380        128,776        31.53

The following table summarizes information about fixed stock options outstanding at December 31, 1999:
                                        Options Outstanding                          Options Exercisable
                                               Weighted-            Weighted-                      Weighted-
                                               Average              Average                        Average
                 Exercise        Number        Remaining            Exercise       Number          Exercise
                 Price           Outstanding   Contractual Life     Price          Exercisable     Price
                $      22.00        8,025        1 year             $  22.00          8,025         $ 22.00
                       25.50       11,959        2 years               25.50         11,959           25.50
                 27.50-28.50       19,692        3 years               28.40         13,115           28.40
                 29.00-32.50        6,850        4 years               32.14          2,281           32.14
                 33.50-35.50       82,250       10 years               34.01              -           34.01

                                  128,776                                            35,380

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 12 - STOCKHOLDERS' EQUITY (CONTINUED)
--------------------------------------------------------------------------------

The Company applies APB Opinion 25 and related Interpretations in accounting for the stock option plan.  Accordingly,  no compensation  cost has been recognized.
Had compensation  cost for the Company's stock option plan been determined based upon the fair value at the grant dates for awards under the plan consistent with the method  prescribed  by FASB  Statement No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma  amounts  indicated
below:
                                                                           1999           1998            1997
                                                                      (Dollars in thousands except per share data)
Net income - as reported                                                 $ 4,162         $ 3,388        $ 2,884
Pro forma                                                                $ 4,136         $ 3,365        $ 2,875
Basic earnings per share - as reported                                    $ 2.80          $ 2.28         $ 1.95
Pro forma                                                                 $ 2.78          $ 2.26         $ 1.95
Diluted earnings per share - as reported                                  $ 2.78          $ 2.27         $ 1.94
Pro forma                                                                 $ 2.77          $ 2.25         $ 1.94

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 1.7%, 1.7% and 1.8%; expected volatility of 5.3%, 5.3% and 5.4%, blended risk-free interest rates of 5.9%, 5.0% and 5.3%; and expected lives of 10 years, 5 years and 5 years, respectively.

A  reconciliation  of the numerators and the  denominators of earnings per share and earnings per share assuming dilution are:
                                                                                            Per Share
                                                                    Income       Shares     Amount
                                                           (Amounts in thousands except per share data)
1999
Earnings per share                                                 $ 4,162       1,486     $ 2.80
Effect of options                                                       -           10

Earnings per share - assuming dilution                             $ 4,162       1,495     $ 2.78

1998
Earnings per share                                                 $ 3,388       1,487     $ 2.28
Effect of options                                                       -            7

Earnings per share - assuming dilution                             $ 3,388       1,494     $ 2.27

1997
Earnings per share                                                 $ 2,884       1,477     $ 1.95
Effect of options                                                       -            8

Earnings per share - assuming dilution                             $ 2,884       1,485     $ 1.94

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 13 - INCOME TAXES
--------------------------------------------------------------------------------

The  provision  for  income  taxes  included  in the  accompanying  consolidated financial statements consists of the following:
                                                                             December 31,
                                                                      1999       1998        1997
                                                                        (Dollars in thousands)
Current Taxes
 Federal                                                              $1,530     $1,303      $1,022
 State                                                                   349        286         230
                                                                       1,879      1,589       1,252
Deferred Income Taxes (Benefit)
 Federal                                                                 (16)      (170)       (121)
 State                                                                    (3)       (32)        (16)
                                                                         (19)      (202)       (137)

Total Provision for Income Taxes                                      $1,860     $1,387      $1,115

The net  deferred tax assets in the  accompanying  consolidated  balance  sheets include the following amounts of deferred tax assets and liabilities:
                                                                                   December 31,
                                                                                 1999       1998
                                                                             (Dollars in thousands)
Deferred Tax Assets
 Allowance for loan losses                                                      $1,103      $1,040
 Depreciation                                                                       28          13
 Pension                                                                           223         216
 Deferred compensation                                                             348         352
 Unrealized loss on available for sale securities                                  337           -
 Other                                                                              16          67
Deferred Tax Liabilities
 Unrealized gain on available for sale securities                                    -        (357)
 Other                                                                             (11)          -

BALANCE - END OF YEAR                                                           $2,044      $1,331

Management believes it is more likely than not, that the gross deferred tax assets will be fully realized. Therefore, no valuation allowance has been recorded as of December 31, 1999 or 1998.

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 13 - INCOME TAXES (CONTINUED)
--------------------------------------------------------------------------------

A  reconciliation  of statutory  Federal  income taxes based upon income  before taxes, to the provision for federal and state income taxes, as summarized above, is as follows:
                                                   1999               1998               1997
                                                       % of               % of               % of
                                                       Pretax             Pretax             Pretax
                                             Amount    Income    Amount   Income    Amount   Income
                                                              (Dollars in thousands)
Reconciliation of statutory
 to effective taxes
  Federal income taxes
   at statutory rate                          $2,047   34.0%     $ 1,623   34.0%     $1,360   34.0%
  Adjustments for
   Tax-exempt interest on
    municipal obligations                       (470)  (7.8)        (395)  (8.3)       (422) (10.5)
   Increases in taxes resulting
    from state income taxes                      230    3.8          189    3.9         152    3.8
   Other - net                                    53    0.9          (30)  (0.6)         25    0.6
    Effective income
     taxes - operations                       $1,860   30.9%     $ 1,387   29.0%     $1,115   27.9%

--------------------------------------------------------------------------------
NOTE 14 - PROFIT-SHARING PLAN
--------------------------------------------------------------------------------

The Company has a 401(k) plan. Contributions were $156,000, $131,000 and $132,000 in 1999, 1998 and 1997, respectively.

--------------------------------------------------------------------------------
NOTE 15 - SALARY CONTINUATION AGREEMENT
--------------------------------------------------------------------------------

The Company has entered into salary continuation agreements with various executive officers. The agreements provide for the payment of specified amounts upon the employee's retirement or death which is being accrued over the anticipated remaining period of employment. Expenses recognized for future benefits under these agreements totaled $59,000, $59,000 and $151,000 during 1999, 1998 and 1997, respectively.

Although not part of the agreement, the Company purchased paid-up life insurance on the officers which could provide funding for the payment of benefits. Included in other assets is $1,518,000 and $1,451,000 of related cash surrender value as of December 31, 1999 and 1998, respectively.

--------------------------------------------------------------------------------
NOTE 16 - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 16 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
--------------------------------------------------------------------------------

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

A summary of the  contract  or  notional  amount of the  Company's  exposure  to off-balance-sheet risk as of December 31, 1999 and 1998 is as follows:
                                                                                1999       1998
                                                                            (Dollars in thousands)
     Financial instruments whose contract amounts represent credit risk:
       Commitments to extend credit                                            $49,006    $42,304
       Credit card commitments                                                     $ -     $2,460
       Standby letters of credit                                                $4,869     $3,537

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

The Company and the subsidiary Bank do not engage in the use of interest rate swaps, futures or option contracts as of December 31, 1999.

--------------------------------------------------------------------------------
NOTE 17 - CONCENTRATION OF CREDIT RISK
--------------------------------------------------------------------------------

Practically all of the subsidiary Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the subsidiary Bank's market area. Although the subsidiary Bank has a diversified loan portfolio, the ability of their debtors to honor their contracts is dependent on the economic conditions of the counties surrounding the subsidiary Bank. The concentration of credit by type of loan is set forth in Note 4.

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 18 - RETAINED EARNINGS
--------------------------------------------------------------------------------

A source of income and funds of First Banking Center, Inc. are dividends from its subsidiary Bank. Dividends declared by the subsidiary Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by Federal and State regulatory agencies. Under this formula, dividends of approximately $6,283,000 may be paid without prior regulatory approval. Maintenance of adequate capital at the subsidiary Bank effectively restricts potential dividends to an amount less than $6,283,000.

--------------------------------------------------------------------------------
NOTE 19 - REGULATORY CAPITAL REQUIREMENTS
--------------------------------------------------------------------------------

The Company (on a consolidated basis) and the subsidiary Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's and subsidiary Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy requires the Company and the subsidiary Bank to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that the Company and the subsidiary Bank met all capital adequacy requirements to which they are subject.

As of December 31, 1999, the most recent notification from the regulatory agencies categorized the Company as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since these notifications that management believes have changed the institution's category.

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 19 - REGULATORY CAPITAL REQUIREMENTS (CONTINUED)
--------------------------------------------------------------------------------

The Company's and the subsidiary  Bank's actual capital amounts and ratios as of
December 31, 1999 and 1998 are presented in the table.
                                                                                                                To Be Well
                                                                                         For Capital            Capitalized Under
                                                                                         Adequacy               Prompt Corrective
                                                                Actual                   Purposes               Action Provisions
                                                         Amount        Ratio         Amount         Ratio       Amount        Ratio
                                                                             (Dollars in thousands)
As of December 31, 1999:
 Total capital risk
  (to risk-weighted assets):
   First Banking Center, Inc.                            $ 36,462      11.9%         $ 24,516       8.0%          N/A
   First Banking Center                                  $ 35,673      11.7%         $ 24,458       8.0%        $ 30,573      10.0%
 Tier I capital
  (to risk-weighted assets):
   First Banking Center, Inc.                            $ 32,881      10.7%         $ 12,258       4.0%          N/A
   First Banking Center                                  $ 32,092      10.5%         $ 12,229       4.0%        $ 18,344       6.0%
 Tier I capital
  (to average assets):
   First Banking Center, Inc.                            $ 32,881       8.4%         $ 15,615       4.0%          N/A
   First Banking Center                                  $ 32,092       8.2%         $ 15,593       4.0%        $ 19,491       5.0%

As of December 31, 1998:
 Total capital risk
  (to risk-weighted assets):
   First Banking Center, Inc.                            $ 33,328      12.1%         $ 22,041       8.0%          N/A
   First Banking Center                                  $ 32,488      11.8%         $ 22,002       8.0%        $ 27,503      10.0%
 Tier I capital
  (to risk-weighted assets):
   First Banking Center, Inc.                            $ 29,910      10.9%         $ 11,021       4.0%          N/A
   First Banking Center                                  $ 29,066      10.6%         $ 11,001       4.0%        $ 16,502       6.0%
 Tier I capital
  (to average assets):
   First Banking Center, Inc.                            $ 29,910       8.6%         $ 13,869       4.0%          N/A
   First Banking Center                                  $ 29,066       8.4%         $ 13,849       4.0%        $ 17,311       5.0%

--------------------------------------------------------------------------------
NOTE 20 - BUSINESS CONSOLIDATION
--------------------------------------------------------------------------------

Effective April 6, 1998, First Banking Center - Albany was merged with First Banking Center. This allowed the Company to deliver services more efficiently by eliminating the duplicate costs associated with various management, administrative and support services.

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 21 - FAIR VALUE OF FINANCIAL INFORMATION
--------------------------------------------------------------------------------

The estimated fair values of the Company's financial instruments are as follows:
                                                             1999                        1998
                                                    Carrying      Estimated       Carrying     Estimated
                                                    Amount        Fair Value      Amount       Fair Value
                                                                   (Dollars in thousands)
FINANCIAL ASSETS
 Cash and due from banks                            $ 19,123       $ 19,123       $ 18,013      $ 18,013
 Federal funds sold                                  $ 4,242        $ 4,242        $ 6,885       $ 6,885
 Interest-bearing deposits
  in banks                                              $ 40           $ 40           $ 66          $ 66
 Securities                                         $ 54,952       $ 54,952       $ 65,263      $ 65,263
 Net loans                                          $295,143      $ 292,847       $261,379     $ 260,821
 Accrued interest receivable                         $ 2,815        $ 2,815        $ 2,453       $ 2,453

FINANCIAL LIABILITIES
 Deposits                                           $306,144      $ 305,863       $282,799     $ 283,072
 Repurchase agreements                              $ 21,131       $ 21,131       $ 28,750      $ 28,750
 U.S. Treasury note account                            $ 100          $ 100          $ 100         $ 100
 Other borrowings                                   $ 27,768       $ 27,416       $ 22,143      $ 22,132
 Accrued interest payable                            $ 1,290        $ 1,290        $ 1,183       $ 1,183

The estimated fair value of fee income on letters of credit at December 31, 1999 and 1998 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 1999 and 1998.

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

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 22 - FIRST BANKING CENTER, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                                    CONDENSED BALANCE SHEETS
                                                                             December 31,
                                                                           1999        1998
                                                                        (Dollars in thousands)
ASSETS
 Cash                                                                      $ 169        $ 85
 Interest-bearing deposits in banks                                          110         400
 Investment in subsidiary                                                 32,625      31,049
 Loans                                                                       211         117
 Other assets                                                                529         417

TOTAL ASSETS                                                            $ 33,644    $ 32,068

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Other liabilities                                                         $ 227       $ 173

STOCKHOLDERS' EQUITY
 Common stock, $1.00 par value, 3,000,000 shares
  authorized; 1,489,380 and 1,488,631 shares issued
  as of December 31, 1999 and 1998, respectively                           1,489       1,489
 Surplus                                                                   4,236       4,312
 Retained earnings                                                        28,717      25,431
                                                                          34,442      31,232
 Common stock in treasury at cost; 9,822 and 0 shares
  for 1999 and 1998, respectively                                           (342)          -

 Accumulated other comprehensive income (loss)                              (683)       663

Total Stockholders' Equity                                                33,417      31,895

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 33,644    $ 32,068

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 22 - FIRST BANKING CENTER, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (CONTINUED)
--------------------------------------------------------------------------------

                                 CONDENSED STATEMENTS OF INCOME
                                                                            December 31,
                                                                    1999       1998       1997
                                                                      (Dollars in thousands)
INCOME
 Dividends from subsidiary                                        $ 1,226      $ 796      $ 951
 Management fees from subsidiary                                    3,440      3,049      2,156
 Other                                                                 20         27          7
Total Income                                                        4,686      3,872      3,114

EXPENSES
 Salaries and employee benefits                                     2,079      1,881      1,558
 Occupancy expenses                                                   220        191        127
 Equipment expense                                                    477        346        208
 Computer services                                                    146         58         37
 Other expenses                                                       518        573        385
Total Expenses                                                      3,440      3,049      2,315

Income Before Income Tax Benefit
 and Equity in Undistributed
Net Income of Subsidiary                                            1,246        823        799

INCOME TAX PROVISION (BENEFIT)                                          6          4        (52)

 Income Before Equity in
  Undistributed Net Income
  of Subsidiary                                                     1,240        819        851

EQUITY IN UNDISTRIBUTED
NET INCOME OF SUBSIDIARY                                            2,922      2,569      2,033

NET INCOME                                                        $ 4,162    $ 3,388    $ 2,884

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 22 - FIRST BANKING CENTER, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (CONTINUED)
--------------------------------------------------------------------------------

                               CONDENSED STATEMENTS OF CASH FLOWS
                                                                            December 31,
                                                                     1999       1998          1997
                                                                       (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                         $4,162      $3,388       $ 2,884
 Adjustments to reconcile net income to net
  cash flows provided by operating activities
   Amortization of goodwill                                              1           1             1
   (Increase) decrease in other assets                                (126)       (202)           32
   Increase in other liabilities                                        67         100            23
   Equity in undistributed earnings                                 (2,922)     (2,569)       (2,033)
Total Adjustments                                                   (2,980)     (2,670)       (1,977)
Net Cash Flows Provided by Operating Activities                      1,182         718           907

CASH FLOWS FROM INVESTING ACTIVITIES
 Net (increase) decrease in interest-bearing                           290        (269)           (5)
  deposits in banks
 Net increase in loans                                                 (94)        (27)          (90)
Net Cash Flows Provided By (Used in) Investing Activities              196        (296)          (95)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from stock options exercised                                   -          95           139
 Purchase of treasury stock                                           (561)          -             -
 Proceeds from reissuance of treasury stock under
  stock option plan                                                    143           -             -
 Dividends paid                                                       (876)       (803)         (741)
Net Cash Flows Used in Financing Activities                         (1,294)       (708)         (602)

Net Increase (Decrease) in Cash                                         84        (286)          210

CASH - Beginning of Year                                                85         371           161

 CASH - END OF YEAR                                                  $ 169        $ 85         $ 371

Supplemental cash flow disclosures
 Cash paid (received) during year for income taxes                     $ 8        $ 13         $ (60)

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         The Company had no disagreement with the accountants regarding any information presented.


PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on Tuesday, April 18, 2000, is incorporated herein by reference.


ITEM 11: EXECUTIVE COMPENSATION

         The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on Tuesday, April 18, 2000, is incorporated herein by reference.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on Tuesday, April 18, 2000, is incorporated herein by reference.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)      Transactions with management and others

                  None

(b)      Certain business relationships

                  None

(c)      Indebtedness of management

                  This information is presented on page 15, Note 4 of the Annual
                  Report  to  Shareholders,   and  is  incorporated   herein  by
                  reference.

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



--------------------------------                   -----------------------------
Brantly Chappell,                                  James Schuster,
Chief Executive Officer, Director                  Chief Financial Officer



--------------------------------                   -----------------------------
Melvin Wendt, Director                             Richard McKinney, Director



--------------------------------                   -----------------------------
John Smith, Director                               John Ernster, Director



--------------------------------                   -----------------------------
David Boilini, Director                            Robert Fait, Director



--------------------------------                   -----------------------------
Charles Wellington, Director                       Keith Blumer, Director



--------------------------------                   -----------------------------
Thomas Laken, Jr., Director                        Daniel Jacobson, Director




*Each of the above signatures is affixed as of February 14, 2000.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

(a)  Annual Report to Shareholders

(b)  All proxy material in connection with the 2000 Annual Shareholders Meeting.