Form 10-K405/A
period 1999-12-31
FIRST BANKING CENTER INC
filed 2000-03-31
CIK 356858

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



                           FIRST BANKING CENTER, INC.
                              400 Milwaukee Avenue
                           Burlington, Wisconsin 53105

                                 PROXY STATEMENT
                         ANNUAL MEETING OF SHAREHOLDERS
                                 April 18, 2000

The Annual Meeting of Stockholders of First Banking Center, Inc. (the "Corporation") will be held at 1:30 P.M. on April 18, 2000 (the "Annual Meeting"), at First Banking Center, Inc., 400 Milwaukee Avenue, Burlington, for the purposes set forth in the attached Notice of Annual Meeting. The accompanying Proxy is solicited on behalf of the Board of Directors of the Corporation in connection with such meeting or any adjournment(s) thereof. The approximate date on which the Proxy Statement and form of Proxy are expected to be sent to security holders is March 17, 2000.

                       VOTING OF PROXIES AND REVOCABILITY

When the Proxy is properly executed and returned to the Secretary of the Corporation, it will be voted as directed by the Stockholder executing the Proxy unless revoked. If no directions are given, the shares represented by the Proxy will be voted FOR the election of the nominees listed in the Proxy Statement. If additional matters are properly presented, the persons named in the Proxy will have discretion to vote in accordance with their own judgment in such matters. Any person giving a Proxy may revoke it at any time before it is exercised by the execution of another Proxy bearing a later date, or by written notification to the Secretary of the Corporation, Mr. John S. Smith, Secretary of First Banking Center, Inc., 400 Milwaukee Avenue, Burlington, Wisconsin 53105. Stockholders who are present at the Annual Meeting may revoke their Proxy and vote in person if they so desire.

         VOTING SECURITIES, PERSONS ENTITLED TO VOTE AND VOTES REQUIRED

As of January 31, 2000, there were 1,478,828 shares of Common Stock ($1.00 par value) (the "Common Stock") of the Corporation outstanding. The Board of Directors has fixed March 3, 2000 as the record date and only stockholders whose names appear of record on the books of the Corporation at the close of business on March 3, 2000, will be entitled to notice of and to vote at the Annual Meeting or any adjournment(s) thereof. A stockholder is entitled to one vote for each share of stock registered in his or her name. A majority of the outstanding Common Stock will constitute a quorum for the transaction of business at the Annual Meeting. Abstentions will be treated as shares that are present and entitled to vote for purposes of determining the presence of a quorum, but as unvoted for purposes of determining the approval of any matter submitted to the shareholders for a vote. The four nominees for director who receive the largest number of affirmative votes cast at the Annual Meeting will be elected as directors.

THE COST OF SOLICITATION OF THE PROXIES WILL BE BORNE BY FIRST BANKING CENTER, INC. IN ADDITION TO USE OF THE MAILS, PROXIES MAY BE SOLICITED PERSONALLY BY THE OFFICERS OF FIRST BANKING CENTER, INC., AND BY TELEPHONE.

The complete mailing address of First Banking Center, Inc. is 400 Milwaukee Avenue, P.O. Box 660, Burlington, Wisconsin, 53105.

                         PRINCIPAL HOLDERS OF SECURITIES

As of January 31, 2000, the Trust Department of a wholly owned subsidiary of the Corporation owned in a fiduciary capacity 160,457 shares of Common Stock, constituting 10.9% of the Corporation's outstanding shares entitled to vote. Sole voting and investment power is held with respect to 43,491 of such shares. The only shareholder known to the Corporation to own beneficially more than 5% of the outstanding Common Stock is Mr. Roman Borkovec. Mr. Borkovec's address is 31008 Weiler Road, Burlington, WI 53105. Mr. Borkovec's holdings consist of 56,145 shares held directly; 18,947 shares held in joint tenancy with his wife; and 8,151 shares held by his wife in which shares Mr. Borkovec disclaims voting and investment powers. The total shares owned by Mr. Borkovec and his wife represent 5.63% of the outstanding Common Stock.

                              ELECTION OF DIRECTORS

The Board of Directors of the Corporation is divided in three classes designated as Class I, II, and III, as nearly equal in size as possible, with each class of directors serving staggared three-year terms. The term of office of directors in Class I expires at the Annual Meeting. At the Annual Meeting, shareholders will elect four Class I directors to serve until the Corporation's annual meeting of shareholders in the year 2003 and until their successors are elected and qualified.

It is the recommendation of the Board of Directors that the 4 nominees for Class I director listed below be elected. Unless authority is withheld by your proxy, it is intended that the shares represented by the proxy will be voted FOR the 4 nominees listed below. All listed nominees are incumbent directors. All listed nominees are also directors of First Banking Center, (the "Subsidiary Bank") the wholly owned subsidiary of the Corporation located in Burlington, Wisconsin. If any nominee is unable to serve for any reason, the proxies will be voted for such person as shall be designated by the Board of Directors to replace such nominee. The Board has no reason to expect that any nominee will be unable to serve.

                                                                                                                       Director
                                            Name and Background                                                        Since

Nominees for Directors for Term Expiring in 2003
(Class I Directors)
John S. Smith, age 40, has been President and Trust Officer of the Subsidiary Bank since April 1994. Mr. Smith has been a director of the Subsidiary Bank since 1992. He was Executive Vice President of the Subsidiary Bank, from
    1990 to 1994.........................................................................................................1992

John M. Ernster, age 50, has been Manager of Distribution Operations for Wisconsin Electric Power Company since
    1994 and has held various positions with Wisconsin Electric Power Company since 1972. He has been a director of the Subsidiary Bank since 1991. .....................................................................................1992

Richard McKinney, age 62, was elected Vice Chairman of the Board in November of 1998. He has been president of
    Tobin Drugs, Inc., Burlington, Wisconsin since 1981 and owner of Sue's Hallmark, Lake Geneva, Wisconsin since
    1993. Mr. McKinney has been a director of the Subsidiary Bank since May 1988.........................................1988

Keith Blumer, age 51, has been President and owner of Plainview Stock Farms, a cattle and grain farm operation near Albany, Wisconsin since 1979. Mr. Blumer was appointed to the Board in April 1998 and previously served on the Board of First Banking Center - Albany, a subsidiary bank of the Corporation, from 1985 until it was merged with First Banking Center, Burlington in April 1998. ................................................................1998

                                                                                                                       Director
                                            Name and Background                                                        Since
Continuing Directors

Class II Directors (Term Expiring in 2001) (1)
David Boilini, age 47, has been President of J. Boilini Farms, a diversified commercial operation involved in the growing of vegetables and grain, as well as the production of mint for the flavoring industry since 1979. Mr.
    Boilini has been a director of the Subsidiary Bank since February 1993...............................................1993

Thomas Laken, Jr., age 57, has been President and owner of Finishing and Plating Services, a commercial electroplating job shop, located in Kenosha, Wisconsin since 1980. Mr. Laken was appointed to the Board in
    April of 1998. He has been a director of the Subsidiary Bank since 1996. ............................................1998

(1) Mr. Patrick Sebranek served as a Class II Director until February 15, 2000, at which time he resigned due to increased demands on his time in connection with his personal business interests.

Daniel T. Jacobson, age 42, is a CPA and partner in the firm of Reffue, Pas, Jacobson & Koster, LLP in Monroe,
    Wisconsin. He has been with the accounting firm since 1979. Mr. Jacobson was appointed to the Board in April
    1998 and previously served on the Board of First Banking Center - Albany, a subsidiary bank of the Corporation, from 1994 until it was merged with First Banking Center, Burlington in April 1998....................................1998

                                                                                                                       Director
                                            Name and Background                                                        Since

Class III Directors (Term Expiring in 2002)
Brantly Chappell, age 46, was hired as President and CEO of the Corporation in October 1997. At that time he was also appointed to the Board of the Corporation and the Board of the Subsidiary Bank. In April of 1998 Mr.
    Chappell was elected CEO of the Subsidiary Bank. From 1983 to 1997 Mr. Chappell held various senior management positions with Bank One most recently Executive Vice President/Market Manager of Madison Market. ....................1997

Melvin W. Wendt, age 61, was elected Chairman of the Board in November of 1998. He has owned and operated Mel
    Wendt Realty, a real estate brokerage firm, since 1964. Mr. Wendt has also served as Chairman of the Board of the Subsidiary Bank since November 1998 and has been a member of the Subsidiary Bank board since 1989. ..............1989

Charles R. Wellington, age 50, has been a partner in the law firm of Kittelsen, Barry, Ross, Wellington and
    Thompson since 1981. Mr. Wellington previously served on the Board of First Banking Center - Albany, a subsidiary bank of the Corporation, from 1989 until it was merged with First Banking Center, Burlington in
    April 1998. .........................................................................................................1996

Dr. Robert Fait, age 55, has been a Doctor of Optometry at Family Vision and Contact Lens Center Eye Clinic in
    Burlington, Wisconsin since 1968. He founded and has served as president of WVA, a wholesale medical supply distribution firm, since 1982. He also founded and has served as vice president of Pentech Pharmaceuticals, a research and development drug company, since 1993. Dr. Fait was appointed to the Board in January 2000 and has been a member of the Subsidiary Bank Board since November 1998. .....................................................2000

Information Regarding Board of Directors and Committees

The Board of Directors of First Banking Center, Inc., held four meetings during the year of 1999.

All Directors attended at least 75% of the meetings of the Board of Directors and committees of which they were a member.

The committee and committee assignments are set forth below. In addition, Directors of the Corporation serve as Directors and committee members of the Corporation's Subsidiary Bank.

The Compensation Committee, whose members in 1999 were Mr. Sebranek, Mr. McKinney and Mr. Laken, met three times during 1999. The committee's duties are to define personnel needs, establish compensation and fringe benefit guidelines, and evaluate senior management performance. The committee makes its recommendations to the full Board for their approval.

The Audit Committee, whose members in 1999 were Mr. Ernster, Mr. Sebranek, Mr. Laken, and Mr. Jacobson met four times during 1999. The primary function is to verify and evaluate operational systems in the Corporation and to determine that proper accounting and audit procedures are being followed as established by company policies. Additionally, the Audit Committee makes recommendations as to the engagement of independent auditors.

The Nominating Committee whose members are Mr. Wendt, Mr. Smith, Mr. Ernster, Mr. Chappell, and Mr. Wellington met once during 1999. The committee is responsible  for the  selection  of  nominees  to the  Board of  Directors.  The
Nominating Committee will consider nominees to the Board submitted by stockholders in writing to the Secretary of First Banking Center, Inc.

                            CERTAIN BENEFICIAL OWNERS


The following table sets forth information as to the beneficial ownership of shares of Common Stock of each continuing director, each nominee for director, and each Named Executive Officer, individually, and all directors and executive officers of the Corporation, as a group. Except as otherwise indicated in the footnotes to the table, each individual has sole investment and voting power with respect to the shares of Common Stock set forth.

                                    .                       Common Stock directly,
Name and Other Position with                              indirectly or beneficially        Percent of
First Banking Center, Inc.                               owned as of January 20, 2000       Outstanding
--------------------------                               ----------------------------       -----------
Brantly Chappell (President & CEO)....................................3,600  (1)(2)              .24%
John S. Smith (Secretary)............................................16,899  (1)(3)             1.14%
Melvin W. Wendt (Chairman)...........................................12,982  (1)(4)              .88%
Richard McKinney (Vice Chairman)......................................9,099  (1)(5)              .62%
Keith Blumer..........................................................1,862  (1)(6)              .13%
David Boilini........................................................16,568  (1)(7)             1.12%
John M. Ernster.......................................................1,778  (1)(8)              .12%
Robert Fait..........................................................26,950  (1)(9)             1.82%
Daniel T. Jacobson....................................................1,558  (1)(10)             .11%
Thomas Laken, Jr......................................................3,488  (1)(11)             .24%
Charles R.Wellington..................................................3,200  (1)(12)             .22%
All directors and named executive officers as a group................97,984                     6.63%

<F1>
(1)......Includes   shares   issuable   pursuant  to  incentive   stock  options exercisable  within  sixty days of January 31, 2000 as  follows:  Mr.  Chappell, 1,333 shares, Mr. Smith, 3,600 shares, Mr. Wendt, 200 shares, Mr. McKinney, 300 shares, Mr. Blumer, 300 shares,  Mr. Boilini,  200 shares,  Mr.  Ernster,  100 shares,  Dr. Fait, 33, Mr. Jacobson, 300 shares,  Mr. Laken, 200 shares,  Mr.
Wellington, 200 shares.
<F2>
(2)......Includes  716 shares held directly by Mr. Chappell,  450 shares held in joint  tenancy  with his wife in which  shares Mr.  Chappell  shares  voting and investment  powers,  and 1,101  shares  held by his wife in which  Mr.  Chappell disclaims voting or investment powers.
<F3>
(3)......Includes  13,274  shares held directly by Mr. Smith and 25 shares which
Mr. Smith holds in custody for his daughter under the Wisconsin  Uniform Gift to
Minors Act.
<F4>
(4)......Includes  2,825 shares held directly by Mr. Wendt and 9,957 shares held in joint  tenancy with his wife in which shares Mr. Wendt has shared  voting and investment powers.
<F5>
(5)......Includes 4,024 shares held directly by Mr. McKinney,  2,452 shares held in joint  tenancy with his wife in which shares Mr.  McKinney  shares voting and investment  powers,  and 2,323  shares  held by his wife in which  Mr.  McKinney disclaims voting or investment powers.
<F6>
(6)......Includes  1,462 shares held  directly by Mr. Blumer and 100 shares held in joint tenancy with his wife in which Mr. Blumer shares voting and  investment powers.

<F7>
(7)......Includes 8,765 shares held directly by Mr. Boilini, and 1,878 shares owned by J. Boilini Farms which Mr. Boilini has shared voting and investment powers, and 5,725 shares held in a trust in which Mr. Boilini is trustee.
<F8>
(8)......Includes  1,508  shares held  directly by Mr. Ernster and 170 shares held by his wife in which shares Mr. Ernster disclaims voting or investment powers.
<F9>
(9)......Includes 100 shares held  directly by Dr. Fait and 26,817 shares in a Trust in which Dr. Fait and his wife are trustees and share voting and investment powers.
<F10>
(10).....Includes  325 shares held directly by Mr. Jacobson,  733 shares held in joint  tenancy  with his wife in which  shares Mr.  Jacobson  shares  voting and investment  powers,  and 200 shares which  Mr.Jacobson  holds in custody for his daughter under the Wisconsin Uniform Gift to Minors Act.
<F11>
(11).....Includes  1,921 shares held directly by Mr. Laken, 1,121 shares held in joint  tenancy  with  his wife in which  shares  Mr.  Laken  shares  voting  and investment  powers, and 246 shares held by his wife in which Mr. Laken disclaims voting or investment powers.
<F12>
(12).....Includes of 3,000 shares held directly by Mr. Wellington.

                            COMPENSATION OF DIRECTORS

Fees

Directors of the Corporation were paid the following fees for their services in 1999: $425.00 per Subsidiary Bank board meeting, and $75.00 per Subsidiary Bank committee meeting attended. If the Corporation's board meetings are held in conjunction with the Subsidiary Bank meeting, the fee is $100.00 per Corporation Board meeting attended.

Pension Plan

First Banking Center (the "Subsidiary Bank"), a wholly-owned subsidiary of the Corporation, has entered into pension and death benefit agreements with some of its directors. Only directors who joined the Board before 1990 are eligible to participate. Pursuant to the agreement, pension benefits accrue at the rate of $10,000 for each full year a director serves on the board for the first six years of service. Upon completing six full years of service, the director is entitled to ten annual payments of ten thousand dollars each. Payments will commence in January of the year in which the director attains the age of 65 years. Payments under the plan are funded through the purchase of life insurance. The Subsidiary Bank is the owner and beneficiary of such life insurance policies and is responsible for payment of the premium on such policies. Total deferred liability expense for the Directors' pension and death benefit agreements was $64,000, $56,000, and $55,000, respectively, for 1999, 1998, and 1997.

Previously existing pension and death benefit agreements with directors who joined the Board after 1990 were terminated in January 2000. Pursuant to the termination agreements the directors relinquished all claims under the pension and death benefit agreements in consideration of the payment of accrued benefits (as of the termination date) and assignment of life insurance policies designed to fund the benefits to the directors.

Deferred Compensation Plan

The Bank has also established a deferred compensation plan for its directors pursuant to which a director may have a portion of his/her director's fees deferred. Upon attaining the age of 65 or normal retirement, the Bank will pay monthly benefits for a period of 15 years. The amount of such payment is determined in each case by the amount of fees deferred and length of participation in the deferred compensation plan. Total deferred liability expense was $37,000, $37,000 and $40,000, respectively, for 1999, 1998, and
1997. Deferred directors' fees in each of the respective years were $4,200, $4,200 and $4,200.

Stock Option Plan

For a description of the Stock Option Plan see "EXECUTIVE COMPENSATION - Incentive Stock Plan."

                             EXECUTIVE COMPENSATION

The following table sets forth information concerning paid or accrued compensation for services to the Corporation and its subsidiary for the fiscal years ended December 31, 1999, 1998 and 1997 earned by or awarded or paid to the persons who were chief executive officer and other executive officers of the Corporation (the "Named Executive Officers") whose salary and bonus exceeded $100,000 during 1999.

                           Summary Compensation Table
============================ =========================================================== =======================================
                                                                                                        Long-Term
                                                 Annual Compensation                                   Compensation
                                                                                                         Awards
============================ =========================================================== =======================================
---------------------------- --------- -------------- ------------- -------------------- -------------------- ------------------
                                                                                              Securities
         Name and                          Salary         Bonus            Other              Underlying          All Other
         Principal             Year          ($)           ($)            Annual             Options/SARs           Comp.
         Position                                                        Comp.(1)        (#)
---------------------------- --------- -------------- ------------- -------------------- -------------------- ------------------
Brantly Chappell,              1999       $ 170,000     $21,000                               7,000(7)           $ 21,000(2)
President and CEO              1998       $ 165,000                                           4,000              $ 14,000(3)
                               1997       $  19,000                                           2,000

John S. Smith                  1999       $ 103,000     $10,000                               6,000(8)           $  6,000(4)
Secretary                      1998       $ 101,000     $ 7,000                               4,000              $  6,000(5)
                               1997         -   (6)

============================ ========= ============== ============= ==================== ==================== ==================

* Messrs. Chappell and Smith also serve in various capacities as directors and/or officers of the Corporation's subsidiary.

<F1>
(1)      Aggregate  amount of other annual  compensation  does not exceed the lesser of $50,000 or 10% of executive  officer's salary and bonus, and therefore no disclosure is made.
<F2>
(2)      Contribution to the Corporation's  Defined  Contribution  (401(k)) Plan of $8,000;  accrued liability with respect to
         Salary Continuation Agreement of $13,000.
<F3>
(3)      Contribution to the  Corporation's  Defined  Contribution (401(k)) Plan of $2,000; accrued liability with respect to Salary
         Continuation Agreement of $12,000.
<F4>
(4)      Contribution to the Corporation's Defined Contribution (401(k)) Plan of
         $4,800;  accrued liability of $1,200 under the Directors'  pension plan
         of  First  Banking   Center,   the  wholly  owned   subsidiary  of  the
         Corporation.
<F5>
(5)      Contribution to the Corporation's  Defined Contribution  (401(k))  Plan of  $5,000;  accrued liability of  $1,000 under the
         Directors'  pension plan of First Banking Center, the wholly owned subsidiary of the Corporation.
<F6>
(6)      No disclosure is made because Mr. Smith did not meet the definition of "Named Executive Officer" in 1997.
<F7>
(7)      Includes replacement for 4,000 options granted in 1998 and cancelled in 1999

<F8>
(8)      Includes replacement for 4,000 options granted in 1998 and cancelled in 1999

Employment Agreement and Salary Continuation Agreement

Effective October 6, 1997, the Corporation and Mr. Brantly Chappell entered into an employment agreement (the "Chappell Employment Agreement") pursuant to which Mr. Chappell will serve as President and Chief Executive Officer of the Corporation. The Chappell Employment Agreement has an initial term of two years, and is automatically renewed for an additional year at each anniversary date unless either party gives written notice that no such renewal shall occur. No such non-renewal notice has been given.

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

The Chappell Employment Agreement further provides that on or before December 31, 1997, the Corporation shall grant Mr. Chappell an option to purchase 2,000 shares of the Corporation's common stock, and on or before December 31, 1998, an additional option to purchase 4,000 shares of the Corporation's common stock shall be granted to Mr. Chappell. Both options are granted pursuant to the terms and conditions of the Corporation's 1994 Incentive Stock Plan. The exercise price for each grant is 100% of the market price of the stock on the date of grant.

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

The benefits provided in the Continuation Agreement are funded through the purchase of single premium life insurance policies with cash value sufficient to fund the payments required under the Continuation Agreement.

The Board of Directors believes that Mr. Chappell has substantially contributed to the successful and profitable operation of the Corporation and its subsidiary, and such contribution has and will continue to result in substantial enhancement of shareholder value. For these reasons and to provide management continuity, the Board of Directors has determined that the Chappell Employment Agreement and Continuation Agreement are in the best interest of the Corporation, its Subsidiary and its shareholders.


401(k) Profit Sharing Plan

The Corporation has a trusteed 401(k) profit sharing plan covering substantially all employees of the Corporation and its subsidiary. The plan allows for voluntary employee contributions. Total contributions to the 401(k) Plan by the Corporation were $156,000 in 1999, $131,000 in 1998 and $132,000 in 1997.

Incentive Stock Plan

The following table presents information about stock options granted during 1999 to the executive officers named in the Summary Compensation Table.

                           Stock Option Grants in 1999
                                Individual Grants
========================== ========================= ========================== ========================= =========================

                                  Number of              Percent of Total
                                  Securities            Options Granted to
                                  Underlying               Employees in                 Exercise                 Expiration
          Name                    Options(1)              Fiscal Year(1)                  Price                     Date
-------------------------- ------------------------- -------------------------- ------------------------- -------------------------
Brantly Chappell                     4,000                                               $33.50                    4/20/09
                                     3,000                     9.37%                     $34.50                    11/9/09

John Smith                           4,000                                               $33.50                    4/20/09
                                     2,000                     8.03%                     $34.50                    11/9/09
========================== ========================= ========================== ========================= =========================

<F1>
(1)      All options granted in 1999 were granted under the 1994 Incentive Stock Plan.


The following table presents information concerning stock options exercised during 1999. Also shown is information on unexercised options as of December 31, 1999.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values
====================== ================ ================ =================================== ===================================
                                                                                                   Value of Unexercised,
                                                                    Number of                     In-the-Money Options(3)
                            Shares           Value                 Unexercised                           at FY End
       Name                Acquired      Realized(1)(2)         Options at FY End              Exercisable       Unexercisable
                          On Exercise                    Exercisable        Unexercisable
---------------------- ---------------- ---------------- ----------------- ---------------- ------------------- --------------
      Brantly
     Chappell                 -0-            -0-             1,333              7,667            $10,500               $16,500
                              500          $8,250
       John                                                  3,600              6,500
       Smith                                                                                     $37,000               $15,000
====================== ================ ================ ================= ================ ==================== ==============

<F1>
(1) The exercise price for each grant was 100% of the market value of the shares on the date of grant.
<F2>
(2) Represents market price at date of exercise, lessoption price, times number of shares.
<F3>
(3)For valuation purposes, a December 31, 1999, market price of $35.50 was used.

On August 8, 1994, the Board of Directors of the Corporation adopted the First Banking Center, Inc. 1994 Incentive Stock Plan (the "Plan") which was approved by the shareholders on April 11, 1995.

The Plan replaced the 1984 Incentive Stock Plan, which terminated in April 1994. The purpose of the Plan is to advance the interests of the Corporation and its subsidiary by encouraging and providing for the acquisition of an equity interest in the Corporation by key employees and by enabling the Corporation and its subsidiary to attract and retain the services of employees upon whose skills and efforts the success of the Corporation depends. In addition the Plan is designed to promote the best interests of the Corporation and its shareholders by providing a means to attract and retain competent directors who are not employees of the Corporation or of its subsidiary. In 1999, the Plan was amended pursuant to ratification by the shareholders of the Corporation.

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

The Committee may grant options to key employees and non-employee directors (other than directors of the Corporation) as determined by the Committee. The Committee has complete discretion in determining the number of options granted to each such grantee. The Committee also determines whether an option is to be an incentive stock option within the meaning of Section 422 of the Internal Revenue Code or a nonqualified stock option. Following the amendment approved in 1999, and effective December 1998, each non-employee director of the Corporation will automatically be granted a nonqualified stock option to purchase 500 shares of Common Stock in December of each succeeding year.

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

Except for options granted to non-employee directors of the Corporation, options granted pursuant to the Plan expire at such time as the Committee determines at the time of grant, provided that no option may be exercised after the tenth anniversary date of its grant. Options granted to directors of the Corporation expire on the tenth anniversary of the date of grant. Options are exercisable in increments of one-third on the first, second and third anniversaries of the date of grant.

Stock acquired pursuant to the Plan may not be sold or otherwise disposed of before the later of the expiration of the two-year period beginning on the date of the grant of the option or the one-year period beginning on the date of the exercise of the option, except by gift, bequest or inheritance or in case of participant's disability or retirement. The Corporation also has a "right of first refusal" pursuant to which any shares of Common Stock acquired by exercising an option must first be offered to the Corporation before they may be sold to a third party. The Corporation may then purchase the offered shares on the same terms and conditions (including price) as applied to the potential third-party purchaser.

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

Annual Bonuses

Officers and employees of the Corporation and its subsidiary are awarded annual bonuses at the end of each year at the discretion of the Committee. The amount of the bonus, if any, for each officer (other than the Chief Executive Officer) is recommended to the Committee by the Chief Executive Officer based upon his evaluation of the achievement of corporate and individual goals and his assessment of subjective factors such as leadership, innovation and commitment to the corporate advancement. The Corporation's annual incentive bonus is based on meeting specific financial performance targets pursuant to a bonus plan. The plan provides for a range of bonus awards based, among other things, upon return on equity.

Chief Executive Officer Compensation

The compensation for the Chief Executive Officer was established at a level which the Committee believed would approximate the compensation of chief executive officers of similar organizations and would reflect prevailing market conditions. The Committee also took into consideration a variety of factors, including the achievement of corporate financial goals and individual goals. The financial goals included increased earnings, return on assets, return on equity and asset quality. No formula assigning weights to particular goals was used, and achievement of other corporate performance goals was considered in general. The Chief Executive Officer was also awarded incentive stock options under the Corporation's Incentive Stock Plan. Based upon its review of the Corporation's performance, the Committee believes that the total compensation awarded to the Chief Executive Officer for 1999 is fair and appropriate under the circumstances.

Stock Options

The Committee administers the 1994 Incentive Stock Plan. Stock options are designed to furnish long-term incentives to the officers of the Corporation to build shareholder value and to provide a link between officer compensation and shareholder interest. The Committee made awards under the Stock Option Plan to the officers of the Corporation and its subsidiary in 1999. Awards were based upon performance, responsibilities and the officer's relative position and ability to contribute to future performance of the Corporation. In determining the size of the option grants (except grants to the Chief Executive Officer), the Committee considered information and evaluations provided by the Chief Executive Officer. The award of option grants to the Chief Executive Officer was based on the overall performance of the Corporation and on the Committee's assessment of the Chief Executive Officer's contribution to the Corporation's performance and his leadership.

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

The Compensation Committee: Melvin Wendt, Richard McKinney, and Thomas Laken,Jr.

The following table shows the cumulative total stockholder return on the Corporation's Common Stock over the last five fiscal years compared to the returns of the Standard & Poor's 500 Stock Index and the NASDAQ Bank Index:

                                PERFORMANCE TABLE

(INSERT PERFORMANCE GRAPH)

                                 12/31/94     12/31/95      12/31/96     12/31/97     12/31/98      12/31/99
 First Banking Center, Inc           100          112           132          151          175           194
 S&P 500                             100          138           169          225          290           351
 NASDAQ Bank Index                   100          148           191          319          286           269

                      ADDITIONAL INFORMATION ON MANAGEMENT

Transactions With Directors and Officers

Certain directors and executive officers of the Corporation, and their related interests had loans outstanding in the aggregate amounts of $927,000 and $1,198,000 at December 31, 1999 and 1998, respectively. During 1999, $663,000 of new loans were made to directors and executive officers and their interests and repayments made by them totaled $934,000. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risks of collectability or present other unfavorable features. The loans to directors and executive officers and their related business interests at December 31, 1999 represented 2.77% of stockholders equity.

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

To the Corporation's knowledge, and based solely upon a review of the copies of such reports furnished to the Corporation, all 16(a) filing requirements applicable to Insiders during 1999 were satisfied on a timely basis.

                RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS

Virchow, Krause & Company, LLP performed a complete audit of First Banking Center, Inc. during 1999 and provided a certified financial statement for the years ended December 31, 1999 and 1998.

Virchow, Krause & Company, LLP also performed a non-audit function for the Corporation consisting of the preparation of the Corporation's 1999 Income Tax returns. No representative of Virchow, Krause & Company, LLP will be present at the Annual Stockholders' Meeting on April 18, 2000. The Board of Directors will engage the services of a public accounting firm to provide a certified financial statement for 2000. The Board will select such accounting firm at its annual Directors Meeting.

                            PROPOSALS BY STOCKHOLDERS

Shareholders' proposals to be presented at the 2001 Annual Stockholders' Meeting must be received by the Corporation at its principal office, 400 Milwaukee Avenue, Burlington, Wisconsin, on or before November 24, 2000.

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

BY ORDER OF THE BOARD OF DIRECTORS

JOHN S. SMITH, SECRETARY
Burlington, Wisconsin
March 17, 2000

                                  SCHEDULE 14A

                                 (RULE 14A-101)

                     INVORMATION REQUIRED IN PROXY STATEMENT
                            SCHEDULE 14A INFORMATION

                Proxy Statement Pursuant to Section 14(a) of the
                         Securities Exchange Act of 1934
                               (Amendment No. ___)

Filed by Registrant........................|X|

Filed by a party other than the registrant.| |


Check appropriate box:


 | | Preliminary proxy statement | | Soliciting material pursuant to Rule 14a-11(c) or Rule 14a_12.

 |X| Definitive proxy statement            | | Confidential for use of the
                                               Commission only (as  permitted by
                                               Rule 14a-6(e)(2)).

 | | Definitive additional material


                           First Banking Center, Inc.
                           --------------------------
                (Name of Registrant as Specified in its Charter)



Payment of filing fee (check the appropriate box):


 |X| No fee required

 | | Fee computed on table below per Exchange Act Rules 14a-6(I)(1) and 0-11.

                           FIRST BANKING CENTER, INC.

                              400 Milwaukee Avenue
                           Burlington, Wisconsin 53105
                                 (262) 763-3581

                    NOTICE OF ANNUAL MEETING OF STOCKHOLDERS

                                 APRIL 18, 2000

To the Stockholders of First Banking Center, Inc.

Notice is hereby given that the Annual Meeting of Stockholders of First Banking Center, Inc., Burlington, Wisconsin, pursuant to action of the Board of Directors, will be held at the Banking House, 400 Milwaukee Avenue, Burlington, Wisconsin, on the 18th day of April, 2000, at 1:30 P.M. for the purpose of considering and voting upon the following matters:

  I.)  Election of 4 directors as described in the accompanying Proxy Statement.

 II.) Such other business as may properly come before the meeting or any adjournments thereof.

Only stockholders of record at the close of business on March 3, 2000 will be entitled to notice of and to vote at the Annual Meeting of April 18, 2000, or any adjournment(s) thereof.

John S. Smith
Secretary

Burlington, Wisconsin
March 17, 2000

YOU ARE REQUESTED TO PLEASE FILL IN, SIGN, DATE AND RETURN THE PROXY SUBMITTED HEREWITH IN THE ENCLOSED ENVELOPE. THE GIVING OF SUCH PROXY WILL NOT AFFECT YOUR RIGHT TO REVOKE SUCH PROXY OR TO VOTE IN PERSON SHOULD YOU LATER DECIDE TO ATTEND THE MEETING.

                                 REVOCABLE PROXY
                           FIRST BANKING CENTER, INC.

This Proxy is solicited by the Board of Directors of First Banking Center, Inc. For The Annual Meeting of Stockholders April 18, 2000.

The undersigned hereby constitutes and appoints Joyce Schilz and Ralph Wilson, and each of them, with full power to act alone and with power of substitution, to be the true and lawful attorney and proxy of the undersigned to vote at the Annual Meeting of Shareholders of First Banking Center, Inc. to be held at the Banking House, 400 Milwaukee Avenue, Burlington, Wisconsin on April 18,2000 at 1:30P.M.,or at any adjournment(s)thereof,the shares of stock which the undersigned would be entitled to vote at that meeting and at any adjournment(s) thereof, as indicated below. The undersigned hereby revokes any proxy heretofore given and ratifies all that said attorneys and proxies or their substitutes may do by virtue hereof.

ELECTION OF DIRECTORS

|X| PLEASE MARK VOTES AS IN THIS EXAMPLE

The four persons listed below have been nominated for election as directors as discussed in the Proxy Statement dated March 17, 2000 attached hereto:

             Keith Blumer              John M. Ernster
             chard McKinney            John S. Smith

                                  With- For All
                      For      hold       Except
                      | |      | |        | |

INSTRUCTIONS: To withhold authority for any individual nominee, mark "For All Except" and write that nominee's name in the space provided below.


                    -----------------------------------------

                    THE BOARD OF DIRECTORS RECOMMENDS A VOTE FOR THE ELECTION OF THE FOUR PERSONS LISTED ABOVE.

Please be sure to sign and date
this Proxy in the box below

         ----------------------
         Date


--------------------------------------------------------------------
Stockholder sign above                 Co-holder (if any) sign above

If any additional matters are properly presented, the persons named in the proxy will have the discretion to vote in accordance with their own judgment in such matters. THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS AND MAY BE REVOKED PRIOR TO ITS EXERCISE BY WRITTEN NOTICE TO THE SECRETARY OF THE CORPORATION OR BY SUBMITTING A LATER-DATED PROXY, OR BY ATTENDING THE ANNUAL MEETING. THIS PROXY WILL BE VOTED IN ACCORDANCE WITH INSTRUCTIONS GIVEN BY THE STOCKHOLDER, BUT IF NO INSTRUCTIONS ARE GIVEN, THIS PROXY WILL BE VOTED TO ELECT THE 4 PERSONS LISTED ABOVE. The above signed hereby acknowledges receipt of the Notice of Annual Meeting and the Proxy Statement both dated March 17, 2000 and enclosed herein. Please sign your name exactly as it appears on the Proxy. In signing as Executor, Administrator, Personal Representative, Guardian, Trustee, or Attorney, please add your title as such. All joint owners should sign.

           PLEASE ACT PROMPTLY SIGN, DATE & MAIL YOUR PROXY CARD TODAY

                                  SCHEDULE 14A

                                 (RULE 14A-101)

                     INVORMATION REQUIRED IN PROXY STATEMENT
                            SCHEDULE 14A INFORMATION

                Proxy Statement Pursuant to Section 14(a) of the
                         Securities Exchange Act of 1934
                               (Amendment No. ___)

Filed by Registrant........................|X|

Filed by a party other than the registrant.| |


Check appropriate box:


 | | Preliminary proxy statement | | Soliciting material pursuant to Rule 14a-11(c) or Rule 14a_12.

 | | Definitive proxy statement            | | Confidential for use of the
                                               Commission only (as  permitted by
                                               Rule 14a-6(e)(2)).

 |X| Definitive additional material


                           First Banking Center, Inc.
                           --------------------------
                (Name of Registrant as Specified in its Charter)



Payment of filing fee (check the appropriate box):


 |X| No fee required

 | | Fee computed on table below per Exchange Act Rules 14a-6(I)(1) and 0-11.