Form 10-Q
period 2000-03-31
FIRST BANKING CENTER INC
filed 2000-05-16
CIK 356858

UNITED STATES

                        SECURITIES AND EXCAHGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCAHNGE ACT 1934

For the quarterly period ended March 31, 2000

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

Yes     [ X ]     No [   ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, $1.00 par value, 1,479,428 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY
                              BURLINGTON, WISCONSIN
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2000
                                       vs
                                December 31, 1999
                             (Dollars in thousands)

ASSETS                                                                                3/31/00       12/31/99
                                                                                    (Unaudited)    (Audited)
  Cash and due from banks                                                               $12,882        $19,123
  Federal funds sold                                                                          0          4,242
  Interest bearing deposits in banks                                                         45             40
  Available for sale securities - stated at fair value                                   62,646         54,952
  Loans, less allowance for loan losses of $3,794 and
    $3,581 in 2000 and 1999 respectively                                                296,497        295,143
  Office buildings and equipment, net                                                     9,678          9,429
  Other assets                                                                            8,797          9,160
                                                                                  -----------------------------

      TOTAL ASSETS                                                                     $390,545       $392,089
                                                                                  =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits
    Demand                                                                              $50,058        $51,610
    Savings and NOW accounts                                                            139,140        140,612
    Time                                                                                115,315        113,922
                                                                                  -----------------------------
      Total Deposits                                                                    304,513        306,144
  Securities sold under repurchase agreements                                            20,417         21,131
  U S Treasury note account                                                                 100            100
  Other borrowings                                                                       27,768         27,768
  Other liabilities                                                                       3,361          3,529
                                                                                  -----------------------------

      TOTAL LIABILITIES                                                                $356,159       $358,672
                                                                                  -----------------------------

STOCKHOLDERS' EQUITY
  Common Stock,  $1.00 par value  3,000,000  shares  authorized;  1,489,380  and
    1,489,380 shares issued as of March 31, 2000
    and December 31, 1999 resceptively                                                   $1,489         $1,489
  Surplus                                                                                 4,229          4,236
  Retained Earnings                                                                      29,789         28,717
                                                                                  -----------------------------
                                                                                         35,507         34,442
  Common stock in treasury, at cost-9,952 and 9,822 shares
   for March 31, 2000 and December 31, 1999, respectively                                 ($347)         ($342)
  Accumulated other comprehensive loss                                                     (774)          (683)
                                                                                  -----------------------------

      TOTAL STOCKHOLDERS' EQUITY                                                        $34,386        $33,417
                                                                                  -----------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $390,545       $392,089
                                                                                  =============================

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY
                              BURLINGTON, WISCONSIN
                        CONSOLIDATED STATEMENT OF INCOME
                          as of March 31, 2000 and 1999
                  (Dollars in thousands, except per share data)
                                   (Unaudited)
                                                            Quarter-to-Date                 Year-to-Date

                                                        3/31/00        3/31/99       3/31/00       3/31/99
INTEREST INCOME
  Interest and fees on loans                                 $6,411        $5,715        $6,411         $5,715
  Interest on securities
    Taxable                                                     511           659           511            659
    Tax-exempt                                                  321           296           321            296
  Interest on federal funds sold                                 40            41            40             41
  Interest on deposits in banks                                   1             1             1              1
                                                    -----------------------------------------------------------
      TOTAL INTEREST INCOME                                   7,284         6,712         7,284          6,712
                                                    -----------------------------------------------------------

INTEREST EXPENSE
  Interest on deposits                                        2,797         2,435         2,797          2,435
  Interest on fed funds purchased and securities
    sold under reprchase agreements                             261           338           261            338
  Interest on U.S. Treasury Note Account                          0             1             0              1
  Interest on other borrowings                                  392           292           392            292
                                                    -----------------------------------------------------------
      TOTAL INTEREST EXPENSE                                  3,450         3,066         3,450          3,066
                                                    -----------------------------------------------------------
      NET INTEREST INCOME BEFORE PROVISION FOR
         LOAN LOSSES                                          3,834         3,646         3,834          3,646
  Provision for loan losses                                      90            83            90             83
                                                    -----------------------------------------------------------
      NET INTEREST INCOME AFTER PROVISION FOR
        LOAN LOSSES                                           3,744         3,563         3,744          3,563
                                                    -----------------------------------------------------------

NONINTEREST INCOME
  Trust department income                                       100            90           100             90
  Service charges on deposit accounts                           313           275           313            275
  Investment securities gains (losses)                           (5)            0            (5)             0
  Other income                                                  282           241           282            241
                                                    -----------------------------------------------------------
      TOTAL NONINTEREST INCOME                                  690           606           690            606
                                                    -----------------------------------------------------------

NONINTEREST EXPENSE
  Salary and employee benefits                                1,656         1,563         1,656          1,563
  Occupancy expenses                                            218           223           218            223
  Equipment expenses                                            317           281           317            281
  Data Processing services                                      154           128           154            128
  Other expenses                                                631           609           631            609
                                                    -----------------------------------------------------------
      TOTAL NONINTEREST EXPENSE                               2,976         2,804         2,976          2,804
                                                    -----------------------------------------------------------

      INCOME BEFORE INCOME TAXES                              1,458         1,365         1,458          1,365
  Income taxes                                                  385           415           385            415
                                                    -----------------------------------------------------------
      NET INCOME                                             $1,073          $950        $1,073           $950
                                                    ===========================================================

        Basic earnings per share                              $0.73         $0.64         $0.73          $0.64
        Diluted earnings per share                            $0.69         $0.61         $0.69          $0.61
        Weighted average shares outstanding                   1,479         1,489         1,479          1,489

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY
                              BURLINGTON, WISCONSIN
                        CONSOLIDATED STATEMENT OF CHANGES
                      IN COMPONENTS OF STOCKHOLDERS' EQUITY
                              As of March 31, 2000
                    (Dollars in thousands, except for shares)
                                   (Unaudited)
                                                                                                   Accumulated
                                                                                                   other
                                          Common                      Retained        Treasury     comprehensive
                                          Stock         Surplus       Earnings        Stock        income(loss)    Total
                                       --------------------------------------------------------------------------------------
BALANCE - December 31, 1998                $1,489        $4,312        $25,431           $0           $663          $31,895
 Comprehensive income:
  Net income - 1999                             -             -            950            -              -              950
  Change in net unrealized gain(loss)
   on securities available for sale             -             -              -            -           (274)            (274)
  Reclassification adjustment for gains
   (losses) realized in net income              -             -              -            -              -                -
          (167)
  Income tax effect                             -             -              -            -            107              107
                                                                                                               --------------
        Total comprehensive income                                                                                      783
                                                                                                               --------------
  Purchased no shares of treasury stock         -             -              -            -              -                -
  Cash dividend paid-$0.00 per share            -             -              -            -              -                -
  Issued of 525 shares of stock under
   stock option plan                            -            11              -            -              -               11
                                       --------------------------------------------------------------------------------------

BALANCE - March 31, 1999                   $1,489        $4,323        $26,381           $0           $496          $32,689
                                       ======================================================================================

BALANCE - December 31, 1999                $1,489        $4,236        $28,717        ($342)         ($683)         $33,417
 Comprehensive income:
  Net income - 2000                             -             -          1,073            -              -            1,073
  Change in net unrealized gain(loss)
   on securities available for sale             -             -             -             -           (144)            (144)
  Reclassification adjustment for gains
   (losses) realized in net income              -             -             -             -             (5)              (5)
  Income tax effect                             -             -             -             -             58               58
                                                                                                               --------------
        Total comprehensive income                                                                                      982
                                                                                                               --------------
  Purchased of 980 shares of treasury stock     -             -             -           (34)             -              (34)
  Cash dividend paid-$0.00 per share            -             -             -             -              -                -
  Reissuance of 850 shares of treasury stock
   under stock option plan                      -            (7)            -            28              -               21
                                       --------------------------------------------------------------------------------------

BALANCE - March 31, 2000                   $1,489        $4,229       $29,789         ($347)         ($774)         $34,386
                                       ======================================================================================

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              BURLINGTON, WISCONSIN
                      Q-T-D ending March 31, 2000 and 1999
                Increase (decrease) in Cash and Cash Equivalents
                             (Amounts in Thousands)
                                   (Unaudited)
                                                                                        3/31/00        3/31/99
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                           $1,073           $950
                                                                                  -----------------------------
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
  activities:
    Depreciation                                                                            216            221
    Provision for loan losses                                                                90             83
    Gain on sale of loans                                                                    (9)             0
    Gain on disposal of office building and equipment                                        (4)             0
    Amortization and accretion of bond
      premiums and discounts - net                                                           17            (27)
    Amortization of excess cost over equity in
      underlying net assets of subsidiary                                                    26             26
    Loss on sale of investment securities                                                     5              0
    (Increase)Decrease in other assets                                                      264           (433)
    Increase(Decrease) in accrued expenses and other liabilities                           (168)           382
                                                                                  -----------------------------
        TOTAL ADJUSTMENTS                                                                   437            252
                                                                                  -----------------------------
        NET CASH PROVIDED FROM OPERATING ACTIVITIES                                      $1,510         $1,202
                                                                                  -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase)decrease in interest-bearing deposits                                     ($5)           $28
    Net decrease in federal funds sold                                                    4,242          4,065
    Activity in available for sale securities
       Proceeds from sales of available for sale securities                               8,436          2,500
       Proceeds from maturities of available for sale securities                          3,763         44,851
       Purchase of available for sale securities                                        (19,933)       (49,514)
    Proceeds from sale of loans                                                             464              0
    Net increase in loans                                                                (1,899)        (1,138)
    Purchase of office buildings and equipment                                             (464)          (288)
    Proceeds from disposal of office building and equipment                                   3              0
                                                                                  -----------------------------
        NET CASH PROVIDED BY(USED IN INVESTING ACTIVITIES)                              ($5,393)          $504
                                                                                  -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in deposits                                                            ($1,631)       ($6,395)
    Proceeds from other borrowings                                                        3,045           (940)
    Payments on other borrowings                                                         (3,045)             0
    Net decrease in securities sold under
      repurchase agreements                                                                (714)          (792)
    Proceeds from stock options exercised                                                     0             11
    Purchase of treasury stock                                                              (34)             0
    Proceeds from reissuance of treaury under
       stock option plan                                                                     21              0
                                                                                  -----------------------------
        NET CASH USED IN FINANCING ACTIVITIES                                            (2,358)       ($8,116)
                                                                                  -----------------------------
    Net decrease in Cash and Due From Banks                                              (6,241)        (6,410)

Cash and Due From Banks-Beginning of year                                                19,123         18,013
                                                                                  -----------------------------
    Cash and Due From Banks-End of Quarter                                              $12,882        $11,603
                                                                                  =============================
Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
    Interest                                                                             $3,572         $3,166
    Income taxes                                                                          ($119)          ($95)

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                              BURLINGTON, WISCONSIN
                    NOTE TO CONSOLIDATE FINANCIAL STATEMENTS
                              As of March 31, 2000


Note 1.  Basis of Presentation

In the opinion of Management, the accompanying unaudited consolidated financial statements reflect all adjustments which are necessary to present a fair statement of the results for the interim periods.

The accounting policies followed by the registrant are set forth in Note 1 to the registrant's financial statements in the 1999 First Banking Center, Inc. (the "Company") annual report which is incorporated by reference herein (see exhibit A).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                              BURLINGTON, WISCONSIN
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              As of March 30, 2000


The following discussion provides additional analysis of the financial condition and results of operations of the Company for the year-to-date ended March 31, 2000. This discussion focuses on the significant factors that affected the Company's earnings so far in 2000, with comparisons to 1999. As of March 31, 2000, First Banking Center (the "Bank") was the only direct subsidiary of the Company and its operations contributed nearly all of the revenue for the year. The Company provides various support functions for the Bank and receives payment from the Bank for these services. These inter-company payments are eliminated for the purpose of these consolidated financial statements. The Bank has two wholly owned subsidiaries, FBC Financial Services, Corp., a brokerage and financial services subsidiary, and FBC Burlington, Inc., an investment subsidiary located in Nevada.

Overview

As of March 31, 2000, total Company assets were $390.5 million decreasing .4% from $392.1 million as of December 31, 1999. Total income for first quarter 2000 was $1.1 million or $0.73 per share, increasing 12.9% from $950 thousand or $0.64 per share in first quarter 1999. The significant items resulting in the above-mentioned results are discussed below.

Balance sheet analysis

Loans

As of March 31, 2000, loans outstanding were $300.3 million for an increase of $1.6 million or .5% from December 31, 1999. During this three-month period, Residential Real Estate loans increased $6.8 million, and Commercial Real Estate loans increased $3.18 million or 6.2% and 3.72% respectively. At March 31, 2000, Construction and Land Development loans were at $33.5 million or 11.1% of total loans, Residential Real Estate loans were at $117.6 million or 39.2% of total loans, Commercial loans were at $28.8 million or 9.6% of total loans, and Commercial Real Estate loans were at $86.7 million or 28.9% of total loans.

Allowance for Loan Losses

The allowance for possible loan losses was $3.8 million or 1.26% of gross loans on March 31, 2000, compared with $3.6 million or 1.21% of gross loans on December 31, 1999. Net recoveries for the three-month period were $123 thousand or .03% of gross loans, compared to net charge-offs of $170 thousand or .057% of gross loans for 1999. As of March 31, 2000, loans on non-accrual status totaled $784 thousand or .20% of gross loans compared to $1.3 million or .44% of gross loans on December 31, 1999. The non-accrual loans consisted primarily of $628 thousand of residential real estate loans. On March 31, 2000, the ratio of non-accrual loans to the allowance for loan losses was 20.7% compared to 36.1% on December 31, 1999.

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

During the first quarter 2000, $90 thousand was charged to current earnings and added to the allowance for loan losses.

Investments securities - Available for Sale

The securities available-for-sale portfolio increased $7.7 million or 14.0% from December 31, 1999 to March 31, 2000. The majority of the increase came from the purchase of short-term securities and will be invested in inter-company loan participations within 30 days.

Deposits and Borrowed Funds

As of March 31, 2000, total deposits were $304.5 million, which is a decrease of $1.6 million or .53% from December 31, 1999. Certificates of deposits increased
1.5 million or 1.3% to 115.4 million. Money market savings and regular savings deposits increased $1.2 million or 1.0% to $116.6 million. Demand Deposits decreased $1.5 million or 3.0% to $50.1 million. Securities sold under agreement to repurchase decreased $714 thousand or 3.4%. Federal Home Loan Borrowings decreased $500 thousand or 1.8% since December 31, 1999.

Capital resources

During the first quarter 2000, the Company's stockholders' equity increased $969 thousand or 2.9%. Net income of $1.1 million was the primary reasons for the increase in equity. Unrealized gain/loss on available for sale securities decreased $91 thousand to a negative $774 thousand.

In December 1990, the Federal Reserve Board's risk-based guidelines became effective. Under these guidelines capital is measured against the Company's subsidiary bank's risk-weighted assets. The Company's tier 1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 10.9% at March 31, 2000, well above the 4% minimum required. Total capital to risk-adjusted assets was 12.2%, also well above the 8% minimum requirement. The leverage ratio was at 8.7% compared to the 4% minimum requirement. According to FDIC capital guidelines, the Company is considered to be "well capitalized."

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

The Bank's strategy with respect to asset/liability management is to maximize net interest income while limiting its exposure to a potential downward movement. Strategy is implemented by the Bank's management, which takes action based upon its analysis of the Bank's present positioning, its desired future positioning, economic forecasts, and its goals. It is the Bank's desire to maintain a cumulative GAP of positive or negative 15% of rate sensitive assets at the 1 year time frame. The current percentage is negative 4% which compares to negative 4% as of December 31, 1999.

Liquidity

The liquidity position of the Company is managed to ensure that sufficient funds are available to meet customers' needs for loans and deposit withdrawals. Liquidity to meet demand is provided by maintaining marketable investment securities, Federal Funds Sold, as well as, maintaining a full line of competitively priced deposit and short-term borrowing products. The Bank is also a member of the Federal Home Loan Bank system, which provides the Company with an additional source of liquidity. The Bank is authorized to borrow up to 60% of the book value of its 1-4 family real estate mortgages secured by a security agreement pledging the Bank's 1-4 family real estate mortgages with a carrying value of $117.6 million. During this three-month period of March 31, 2000, the Company's loan to deposit ratio increased from 96% to 97%. This increase was due to an increase in loans of $1.6 million or .5% while deposits decreased $1.6 million or .53%. The additional funding for the increase in loans came from a decrease in cash.

While liquidity within the banking industry continues to tighten management is unaware of any recommendations by regulatory authorities, known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources, or operations.

Results of operations

Net Interest Income

Net interest income is the difference between interest income and fees on loans and interest expense, and is the largest contributing factor to net income for the Company. All discussions of rate are on a tax-equivalent basis, which accounts for income earned on securities that are not fully subject to federal taxes. Net interest income for first quarter 2000 was $3.7 million, increasing 5.1% over the 1999 level of $3.6 million. Net interest income as a percentage of average earning assets was 4.72% for first quarter 2000 versus 4.93% for first quarter 1999.

Total interest income increased $572 thousand as average earning assets increased from $338.8 million to $364.2 million or 7.5%. The yields on interest earning asset increased from 8.15% to 8.22%.

The increase in interest income in 2000 is due primarily to an increase in interest and fees on loans. Interest and fees on loans increased to $6.4 million or 12.2% from $5.7. The increase in loan income was the result of a $38.3 million or 14.6% increase in average balances outstanding.

Total interest expense increased $384 thousand. This increase was due to an increase in average interest bearing deposits of $19.5 million or 8.29% and an increase in average Federal Home Loan Borrowings of $5.9 million or 27.2%. The cost of all interest bearing liabilities increased from 3.82% to 4.20%.

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

During first quarter 2000, $90 thousand was charged to current earnings and added to the allowance for loan losses.

Non-interest income

Non-interest income, during the period ended March 31, 2000, increased $84 thousand or 13.9% from first quarter 1999. This increase is due primarily to increased income from service charges on deposit accounts, which increased $38 thousand or 13.8%, Trust Department income which increased $10 thousand or 11.11%, and income from the Company's ATM and Visa network which increased $12 thousand or 11.5%.

Non-interest expense

Non-interest expense, during first quarter 2000, increased from $2.8 million to $3.0 million an increase of $172 thousand or 6.1%. Salaries and benefits increased $93 thousand or 6.0%, equipment expense increased $36 thousand or 12.8%, data processing services increased $26 thousand or 20.3%, occupancy expense decreased $5 thousand or 2.2%, and stationary and office supplies increased $3 thousand or 4.3%.

Part II-OTHER INFORMATION
Item 1.  Legal Proceedings

             None

Item 2.  Changes in Securities

             None

Item 3.  Defaults upon Senior Securities

             None

Item 4.  Submission of Matters to a Vote of Security Holders

             None

Item 5.  Other Information

             None

Item 6.  Exhibits and Reports on Form 8-K

             None

Exhibit A:
                    FIRST BANKING CENTER, INC. AND SUBSIDIARY
                              BURLINGTON, WISCONSIN
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999,1998, 1997

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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














                           First Banking Center, Inc.





May 12, 2000
                                          --------------------------------------
Date                                      Brantly Chappell
                                          Chief Executive Officer






May 12, 2000
                                          --------------------------------------
Date                                      James Schuster
                                          Chief Financial Officer