Form 10-Q
period 2000-06-30
FIRST BANKING CENTER INC
filed 2000-08-15
CIK 356858

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCAHNGE ACT 1934

For the quarterly period ended June 30, 2000

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

Yes     [ X ]     No [   ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2000. Common stock, $1.00 par value, 1,480,012 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                       FIRST BANKING CENTER, INC. AND SUBSIDIARY
                                              CONSOLIDATED BALANCE SHEETS
                                          June 30, 2000 and December 31, 1999
                                      (Dollars in thousands except per share data)

ASSETS                                                                                          6/30/00         12/31/99
                                                                                              (Unaudited)      (Audited)
  Cash and due from banks                                                                       $13,600          $19,123
  Federal funds sold                                                                                  0            4,242
  Interest bearing deposits in banks                                                                 31               40
  Available for sale securities - stated at fair value                                           57,951           54,952
  Loans, less allowance for loan losses of $3,891 and
    $3,581 in 2000 and 1999 respectively                                                        307,535          295,143
  Office buildings and equipment, net                                                             9,563            9,429
  Other assets                                                                                    9,116            9,160
                                                                                         --------------------------------

      TOTAL ASSETS                                                                             $397,796         $392,089
                                                                                         ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits
    Demand                                                                                      $50,490          $51,610
    Savings and NOW accounts                                                                    139,489          140,612
    Time                                                                                        120,738          113,922
                                                                                         --------------------------------
      Total Deposits                                                                            310,717          306,144
  Securities sold under repurchase agreements
      and federal funds purchased                                                                18,464           21,131
  U S Treasury note account                                                                         100              100
  Other borrowings                                                                               29,562           27,768
  Other liabilities                                                                               3,745            3,529
                                                                                         --------------------------------

      TOTAL LIABILITIES                                                                         362,588          358,672
                                                                                         --------------------------------

STOCKHOLDERS' EQUITY
  Common Stock,  $1.00 par value  3,000,000  shares  authorized;  1,489,380  and
    1,489,380 shares issued as of June 30, 2000
    and December 31, 1999, respectively                                                           1,489            1,489
  Surplus                                                                                         4,226            4,236
  Retained Earnings                                                                              30,492           28,717
                                                                                         --------------------------------
                                                                                                 36,207           34,442
  Common stock in treasury, at cost-9,368 and 9,822 shares
   for June 30, 2000 and December 31, 1999, respectively                                          ($327)           ($342)
  Accumulated other comprehensive loss                                                             (672)            (683)
                                                                                         --------------------------------

      TOTAL STOCKHOLDERS' EQUITY                                                                $35,208          $33,417
                                                                                         --------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $397,796         $392,089
                                                                                         ================================

                                       FIRST BANKING CENTER, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF INCOME
                                   Six and three months ended June 30, 2000 and 1999
                                       (Dollars in thousands, except per share data)
                                                        (Unaudited)
                                                                  Quarter-to-Date                   Year-to-Date

                                                              6/30/00         6/30/99        6/30/00         6/30/99
INTEREST INCOME
  Interest and fees on loans                                       $6,804         $5,999        $13,215          $11,714
  Interest and dividends on securities
    Taxable                                                           493            485          1,004            1,144
    Tax-exempt                                                        332            302            653              598
  Interest on federal funds sold                                       16             28             56               69
  Interest on deposits in banks                                         0              2              1                3
                                                         ----------------------------------------------------------------
      TOTAL INTEREST INCOME                                         7,645          6,816         14,929           13,528
                                                         ----------------------------------------------------------------

INTEREST EXPENSE
  Interest on deposits                                              2,982          2,415          5,779            4,850
  Interest on federal funds purchased and securities
    sold under repurchase agreements                                  237            290            498              628
  Interest on U.S. Treasury Note Account                                0              1              0                2
  Interest on other borrowings                                        422            278            814              570
                                                         ----------------------------------------------------------------
      TOTAL INTEREST EXPENSE                                        3,641          2,984          7,091            6,050
                                                         ----------------------------------------------------------------
      NET INTEREST INCOME BEFORE PROVISION FOR
         LOAN LOSSES                                                4,004          3,832          7,838            7,478
  Provision for loan losses                                            90             82            180              165
                                                         ----------------------------------------------------------------
      NET INTEREST INCOME AFTER PROVISION FOR
        LOAN LOSSES                                                 3,914          3,750          7,658            7,313
                                                         ----------------------------------------------------------------

NON-INTEREST INCOME
  Trust                                                               125             90            225              180
  Service charges on deposit accounts                                 334            301            647              576
  Investment securities gains (losses)                                  0              0             (5)               0
  Other income                                                        372            305            654              546
                                                         ----------------------------------------------------------------
      TOTAL NON-INTEREST INCOME                                       831            696          1,521            1,302
                                                         ----------------------------------------------------------------

NON-INTEREST EXPENSE
  Salary and employee benefits                                      1,691          1,576          3,347            3,139
  Occupancy expenses                                                  222            189            440              412
  Equipment expenses                                                  372            317            689              598
  Data Processing services                                            154            166            308              294
  Other expenses                                                      667            553          1,298            1,162
                                                         ----------------------------------------------------------------
      TOTAL NON-INTEREST EXPENSE                                    3,106          2,801          6,082            5,605
                                                         ----------------------------------------------------------------

      INCOME BEFORE INCOME TAXES                                    1,639          1,645          3,097            3,010
  Income taxes                                                        462            515            847              930
                                                         ----------------------------------------------------------------
      NET INCOME                                                   $1,177         $1,130         $2,250           $2,080
                                                         ================================================================

        Basic earnings per share                                    $0.80          $0.76          $1.52            $1.40
        Diluted earnings per share                                  $0.78          $0.75          $1.50            $1.39
        Weighted average shares outstanding                         1,480          1,489          1,480            1,489

                                       FIRST BANKING CENTER, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CHANGES
                                                IN STOCKHOLDERS' EQUITY
                                        Six months ended June 30, 2000 and 1999
                                     (Dollars in thousands, except per share data)
                                                      (Unaudited)
                                                                                                         Accumulated
                                                                                                         other
                                              Common                         Retained       Treasury     comprehensive
                                              Stock         Surplus          Earnings       Stock        income(loss)       Total
                                         -------------------------------------------------------------------------------------------
BALANCE - December 31, 1998                    $1,489           $4,312        $25,431              -             $663        $31,895
                                                                                                                         -----------
 Comprehensive income:
  Net income - 1999                                 -                -          2,080              -                -         $2,080
  Change in net unrealized gain(loss)
   on securities available for sale                 -                -              -              -           (1,327)       (1,327)
  Income tax effect                                 -                -              -              -              517            517
                                                                                                                         -----------
        Total comprehensive income                                                                                             1,270
                                                                                                                         -----------
  Cash dividend paid-$0.29 per share                -                -           (432)             -                -          (432)
  Issuance of 224 shares of stock under
   stock option plan                                -               15              -              -                -             15
                                           -----------------------------------------------------------------------------------------

BALANCE - JUNE 30, 1999                        $1,489           $4,327        $27,079              -            ($147)       $32,748
                                           =========================================================================================

BALANCE - December 31, 1999                    $1,489           $4,236        $28,717          ($342)           ($683)       $33,417
                                                                                                                         -----------
 Comprehensive income:
  Net income - 2000                                 -                -          2,250              -                -          2,250
  Change in net unrealized gain (loss)
   on securities available for sale                 -                -              -              -               23             23
  Reclassification adjustment for gains
   (losses) realized in net income                  -                -              -              -               (5)           (5)
  Income tax effect                                 -                -              -              -               (7)           (7)
                                                                                                                         -----------
        Total comprehensive income                                                                                             2,261
                                                                                                                         -----------
  Purchase of 980 shares of treasury stock          -                -              -            (34)               -           (34)
  Cash dividend paid-$0.32 per share                -                -           (474)             -                -          (474)
  Reissuance of 1,434 shares of treasury stock
   under stock option plan                          -              (10)             -             48                -             38
                                           -----------------------------------------------------------------------------------------

BALANCE - June 30, 2000                        $1,489           $4,226        $30,492          ($327)           ($672)       $35,208
                                           =========================================================================================

                                       FIRST BANKING CENTER, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        Six months ended June 30, 2000 and 1999
                                                 (Dollars in thousands)
                                                      (Unaudited)
                                                                                                6/30/00          6/30/99
                                                                                         --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                   $2,250           $2,080
                                                                                         --------------------------------
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
  activities:
    Depreciation                                                                                    434              452
    Provision for loan losses                                                                       180              165
    Gain on sale of loans                                                                            (9)              (8)
    Amortization and accretion of bond
      premiums and discounts - net                                                                   28              (56)
    Amortization of excess cost over equity in
      underlying net assets of subsidiary                                                            52               52
    Loss on sale of investment securities                                                             5                0
    Increase in other assets                                                                       (111)            (220)
    Increase in accrued expenses and other liabilities                                              216                9
                                                                                         --------------------------------
        TOTAL ADJUSTMENTS                                                                           795              394
                                                                                         --------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 3,045            2,474
                                                                                         --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net decrease in interest-bearing deposits                                                         9                2
    Net decrease in federal funds sold                                                            4,242            6,241
    Activity in available for sale securities
       Proceeds from sales of available for sale securities                                       8,669            3,096
       Proceeds from maturities of available for sale securities                                  8,471           55,361
       Purchase of available for sale securities                                                (20,058)         (50,724)
    Proceeds from sale of loans                                                                     464              448
    Net increase in loans                                                                       (13,027)         (18,821)
    Purchase of office buildings and equipment                                                     (672)            (433)
    Proceeds from disposal of office building and equipment                                         104                0
                                                                                         --------------------------------
        NET CASH USED IN INVESTING ACTIVITIES                                                   (11,798)          (4,830)
                                                                                         --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                                      4,573            4,534
    Dividends paid                                                                                 (474)            (432)
    Proceeds from other borrowings                                                                2,000                0
    Payments on other borrowings                                                                   (206)          (1,090)
    Net decrease in securities sold under
      repurchase agreements and federal funds purchased                                          (2,667)          (5,793)
    Proceeds from stock options exercised                                                             0               15
    Purchase of treasury stock                                                                      (34)               0
    Proceeds from reissuance of treasury stock under
       stock option plan                                                                             38                0
                                                                                         --------------------------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       3,230           (2,766)
                                                                                         --------------------------------

    Net decrease in Cash and Due From Banks                                                      (5,523)          (5,122)

Cash and Due From Banks-Beginning of Period                                                      19,123           18,013
                                                                                         --------------------------------

    Cash and Due From Banks-End of Period                                                       $13,600          $12,891
                                                                                         ================================

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
    Interest                                                                                     $7,117           $6,184
    Income taxes                                                                                   $500             $836

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                    NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
                                  June 30, 2000


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               As of June 30, 2000


The following discussion provides additional analysis of the financial condition and results of operations of the Company for the year-to-date ended June 30, 2000. This discussion focuses on the significant factors that affected the Company's earnings so far in 2000, with comparisons to 1999. As of June 30, 2000, First Banking Center (the "Bank") was the only direct subsidiary of the Company and its operations contributed nearly all of the revenue for the year. The Company provides various support functions for the Bank and receives payment from the Bank for these services. These inter-company payments are eliminated for the purpose of these consolidated financial statements. The Bank has two wholly owned subsidiaries, FBC Financial Services, Corp., a brokerage and financial services subsidiary, and FBC Burlington, Inc., an investment subsidiary located in Nevada.


Overview


As of June 30, 2000, total Company assets were $397.8 million increasing 1.5% from $392.1 million as of December 31, 1999. Total income for the first six months of 2000 was $ 2.3 million or $1.52 per share, increasing 9.5% from $2.1 million or $1.40 per share for the first six months of 1999. The significant items resulting in the above-mentioned results are discussed below.


Balance sheet analysis


Loans


As of June 30, 2000, loans outstanding were $311.4 million for an increase of $12.7 million or 4.2% from December 31, 1999. During this six-month period, Residential Real Estate loans increased $15 million, and Commercial Real Estate loans increased $2.3 million or 13.5% and 2.8% respectively. At June 30, 2000, Construction and Land Development loans were at $36.1 million or 11.6% of total loans, Residential Real Estate loans were at $125.8 million or 40.4% of total loans, Commercial loans were at $29.4 million or 9.4% of total loans, and Commercial Real Estate loans were at $85.9 million or 27.6% of total loans.


Allowance for Loan Losses


The allowance for possible loan losses was $3.9 million or 1.25% of gross loans at June 30, 2000, compared with $3.6 million or 1.21% of gross loans at December 31, 1999. Net recoveries for the six-month period were $130 thousand or .042% of gross loans, compared to net charge-offs of $170 thousand or .057% of gross loans for 1999. As of June 30, 2000, loans on non-accrual status totaled $1.2 million or .39% of gross loans compared to $1.3 million or .44% of gross loans at December 31, 1999. The non-accrual loans consisted primarily of $1 million of residential real estate loans. At June 30, 2000, the ratio of non-accrual loans to the allowance for loan losses was 30.8% compared to 36.1% at December 31, 1999.

The Bank evaluates the adequacy of the allowance for loan losses based on an analysis of specific problem loans, as well as on an aggregate basis. Management reviews a calculation of the allowance for loan losses on a quarterly basis and feels that the allowance for loan losses is adequate. The allowance for loan loss is maintained at a level management considers adequate to provide for potential future losses. The level of the allowance is based on management's periodic and comprehensive evaluation of the loan portfolio, including past loan loss experience; current economic trends; the volume, growth and composition of the loan portfolio, and other relevant factors. Management also considers reports of examinations furnished by State and Federal banking authorities in this regard.


Investments securities - Available for Sale


The securities available-for-sale portfolio increased $3 million or 5.5% from December 31, 1999 to June 30, 2000. This increase was due primarily to increased balances in a money market mutual fund.





Deposits and Borrowed Funds


As of June 30, 2000, total deposits were $310.7 million, which is an increase of $4.6 million or 1.5% from December 31, 1999. Certificates of deposits increased $6.8 million or 6.0% to $120.7 million. Money market savings and regular savings deposits increased $3.6 million or 3.1% to $119 million. Demand Deposits decreased $1.1 million or 2.2% to $50.5 million. Securities sold under agreement to repurchase decreased $4 million or 18.9%. Federal Home Loan Borrowings increased $594 thousand or 2.1% since December 31, 1999.


Capital resources


During the first six month of 2000, the Company's stockholders' equity increased $1.8 million or 5.4%. Net income of $2.3 million was the primary reasons for the increase in equity. Accumulated other comprehensive loss on available for sale securities increased $11 thousand to a negative $672 thousand.

In December 1990, the Federal Reserve Board's risk-based guidelines became effective. Under these guidelines capital is measured against the Company's subsidiary bank's risk-weighted assets. The Company's tier 1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 10.9% at June 30, 2000, well above the 4% minimum required. Total capital to risk-adjusted assets was 12.2%, also well above the 8% minimum requirement. The leverage ratio was at 8.8% compared to the 4% minimum requirement.
According to FDIC capital guidelines, the Company is considered to be "well capitalized."


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

The Bank's strategy with respect to asset/liability management is to maximize net interest income while limiting its exposure to a potential downward movement. Strategy is implemented by the Bank's management, which takes action based upon its analysis of the Bank's present positioning, its desired future positioning, economic forecasts, and its goals. It is the Bank's desire to maintain a cumulative GAP of positive or negative 15% of rate sensitive assets at the one-year time frame. The current percentage is 5.8%, which compares to a negative 4% as of December 31, 1999.


Liquidity


The liquidity position of the Company is managed to ensure that sufficient funds are available to meet customers' needs for loans and deposit withdrawals. Liquidity to meet demand is provided by maintaining marketable investment securities, Federal Funds Sold, as well as, maintaining a full line of competitively priced deposit and short-term borrowing products. The Bank is also a member of the Federal Home Loan Bank system, which provides the Company with an additional source of liquidity. The Bank is authorized to borrow up to 60% of the book value of its 1-4 family real estate mortgages secured by a security agreement pledging the Bank's 1-4 family real estate mortgages with a carrying value of $125.8 million. During this six-month period of June 30, 2000, the Company's loan to deposit ratio increased from 96% to 100%. This increase was due to an increase in loans of $12.7 million or 4.2% while deposits increased $4.6 million or 1.5%. The additional funding for the increase in loans came from a decrease in cash and federal funds sold.

While liquidity within the banking industry continues to tighten management is unaware of any recommendations by regulatory authorities, known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources, or operations.







Results of operations


Net Interest Income


Net interest income is the difference between interest income and fees on loans and interest expense, and is the largest contributing factor to net income for the Company. All discussions of rate are on a tax-equivalent basis, which accounts for income earned on securities that are not fully subject to federal taxes. Net interest income for the first six months of 2000 was $7.8 million, increasing 4.8% over the 1999 level of $7.5 million. Net interest income as a percentage of average earning assets was 4.52% for the first six month of 2000 versus 4.61% for the first six months of 1999.

Total interest income increased $1.4 million as average-earning assets increased from $338.4 million to $364.5 million or 7.7%. The yields on interest earning asset increased from 8.19% to 8.42%.

The increase in interest income in 2000 is due primarily to an increase in interest and fees on loans. Interest and fees on loans increased to $13.3 million or 13.2% from $11.7. The increase in loan income was the result of a $34.5 million or 12.8% increase in average balances outstanding.

Total interest expense increased $1.0 million. This increase was due to an increase in average interest bearing deposits of $19.5 million or 8.3% and an increase in average Federal Home Loan Borrowings of $7.8 million or 37.8%. The cost of all interest bearing liabilities increased from 4.27% to 4.66%.


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

During the first six months of 2000 and 1999, $180 thousand and $165 thousand respectively was charged to current earnings and added to the allowance for loan losses.


Non-interest income


Non-interest income, during the first six months of 2000, increased $219 thousand or 16.8% from the first six months of 1999. This increase is due primarily to increased income from service charges on deposit accounts, which increased $71 thousand or 12.3%, Trust Department income which increased $45 thousand or 25.0%, and other income increased $45 thousand or 100%. This increase in other income was the result of a penalty realized on a contract the bank had with an equipment vendor.


Non-interest expense


Non-interest expense, during the first six months of 2000, increased from $5.6 million to $6.1 million an increase of $477 thousand or 8.5%. Salaries and benefits increased $208 thousand or 6.6%, equipment expense increased $91 thousand or 15.2%, occupancy expense increased $28 thousand or 6.8%, advertising expense increased $23 thousand or 21.9%, and data processing services increased $14 thousand or 4.8%.

Part II-OTHER INFORMATION
Item 1.  Legal Proceedings

              None

Item 2.  Changes in Securities

             None

Item 3.  Defaults upon Senior Securities

             None

Item 4.  Submission of Matters to a Vote of Security Holders

            None

Item 5.  Other Information

             None

Item 6.  Exhibits and Reports on Form 8-K

             None

Exhibit A:
                    FIRST BANKING CENTER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999,1998, 1997

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

The subsidiary Bank maintains amounts due from banks, which, at times, may exceed federally insured limits. The subsidiary Bank has not experienced any losses in such accounts.

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

F.       Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff is reported at the amount of unpaid principal, reduced by the allowance for loan losses. Interest income is accrued on the unpaid principal balance. The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payment of interest or principal when they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Cash collections on impaired loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is current. Accrual of interest is generally resumed when the customer is current on all principal and interest payments and has been paying on a timely basis for a period of time.

G.       Mortgage loans held for sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. All sales are made without recourse.

H.       Allowance for loan losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance for loan losses are adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

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














                                          First Banking Center, Inc.





July 31, 2000
                                          --------------------------------------
Date                                      Brantly Chappell
                                          Chief Executive Officer






July 31, 2000
                                          --------------------------------------
Date                                      James Schuster
                                          Chief Financial Officer