Form 10-Q
period 2000-09-30
FIRST BANKING CENTER INC
filed 2000-11-14
CIK 356858

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCAHNGE ACT 1934

For the quarterly period ended September 30, 2000

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

Yes     [ X ]     No [   ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2000. Common stock, $1.00 par value, 1,470,272 shares outstanding.

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                                      INDEX
                               September 30, 2000


Part I   Financial Information

         Item 1            Consolidated Financial Statements (Unaudited)

                           Consolidated Balance Sheets,
                           September 30, 2000 and December 31, 1999

                           Consolidated Statements of Income
                           For the nine months ended September 30, 2000 and 1999

                           Consolidated Statements of Cash Flows, For the nine months ended September 30, 2000 and 1999

                           Notes to Consolidated Financial Statements

         Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II  Other Information

         Item 1            Legal Proceedings

         Item 2            Changes in Securities and Use of Proceeds

         Item 3            Defaults Upon Senior Securities

         Item 4            Submission of Matters to a Vote of Security Holders

         Item 5            Other Information

         Item 6            Exhibits and Reports on Form 8-K

         Signature

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)

                                        FIRST BANKING CENTER, INC. AND SUBSIDIARY
                                               CONSOLIDATED BALANCE SHEETS
                                        September 30, 2000 and December 31, 1999
                                        (Dollars in thousands except share data)

ASSETS                                                                                       9/30/00         12/31/99
                                                                                           (Unaudited)      (Audited)
  Cash and due from banks                                                                        $12,623          $19,123
  Federal funds sold                                                                               2,121            4,242
  Interest bearing deposits in banks                                                                 743               40
  Available for sale securities - stated at fair value                                            62,546           54,952
  Loans, less allowance for loan losses of $3,926 and
    $3,581 in 2000 and 1999 respectively                                                         307,528          295,143
  Office buildings and equipment, net                                                              9,733            9,429
  Other assets                                                                                     9,651            9,160
                                                                                          --------------------------------

      TOTAL ASSETS                                                                              $404,945         $392,089
                                                                                          ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits
    Demand                                                                                       $48,925          $51,610
    Savings and NOW accounts                                                                     146,436          140,612
    Time                                                                                         126,101          113,922
                                                                                          --------------------------------
      Total Deposits                                                                             321,462          306,144
  Securities sold under repurchase agreements
      and federal funds purchased                                                                 17,000           21,131
  U S Treasury note account                                                                          100              100
  Other borrowings                                                                                26,062           27,768
  Other liabilities                                                                                3,824            3,529
                                                                                          --------------------------------

      TOTAL LIABILITIES                                                                          368,448          358,672
                                                                                          --------------------------------

STOCKHOLDERS' EQUITY
  Common Stock,  $1.00 par value  3,000,000  shares  authorized;  1,489,380  and
    1,489,380 shares issued as of September 30, 2000
    and December 31, 1999, respectively                                                            1,489            1,489
  Surplus                                                                                          4,226            4,236
  Retained Earnings                                                                               31,708           28,717
                                                                                          --------------------------------
                                                                                                  37,423           34,442
  Common stock in treasury, at cost-19,368 and 9,822 shares
   for September 30, 2000 and December 31, 1999, respectively                                      ($697)           ($342)
  Accumulated other comprehensive loss                                                              (229)            (683)
                                                                                          --------------------------------

      TOTAL STOCKHOLDERS' EQUITY                                                                 $36,497          $33,417
                                                                                          --------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $404,945         $392,089
                                                                                          ================================



                                    "See accompanying notes to financial statements"

                                        FIRST BANKING CENTER, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF INCOME
                                      Nine months ended  September  30, 2000 and
                                       1999  (Amounts in  thousands,  except per
                                       share data)
                                                       (Unaudited)
                                                                   Quarter-to-Date                   Year-to-Date

                                                              9/30/00         9/30/99        9/30/00         9/30/99
INTEREST INCOME
  Interest and fees on loans                                        $7,221         $6,096        $20,436          $17,810
  Interest and dividends on securities
    Taxable                                                            478            531          1,482            1,675
    Tax-exempt                                                         333            303            986              901
  Interest on federal funds sold                                        87             32            143              101
  Interest on deposits in banks                                          2              0              3                3
                                                          ----------------------------------------------------------------
      TOTAL INTEREST INCOME                                          8,121          6,962         23,050           20,490
                                                          ----------------------------------------------------------------

INTEREST EXPENSE
  Interest on deposits                                               3,363          2,508          9,142            7,358
  Interest on federal funds purchased and securities
    sold under repurchase agreements                                   255            361            753              989
  Interest on U.S. Treasury Note Account                                 5              1              5                3
  Interest on other borrowings                                         401            312          1,215              882
                                                          ----------------------------------------------------------------
      TOTAL INTEREST EXPENSE                                         4,024          3,182         11,115            9,232
                                                          ----------------------------------------------------------------
      NET INTEREST INCOME BEFORE PROVISION FOR
         LOAN LOSSES                                                 4,097          3,780         11,935           11,258
  Provision for loan losses                                             90             83            270              248
                                                          ----------------------------------------------------------------
      NET INTEREST INCOME AFTER PROVISION FOR
        LOAN LOSSES                                                  4,007          3,697         11,665           11,010
                                                          ----------------------------------------------------------------

NON-INTEREST INCOME
  Trust                                                                100             90            325              270
  Service charges on deposit accounts                                  341            317            988              893
  Investment securities gains (losses)                                   0              7             (5)               7
  Other income                                                         309            298            963              844
                                                          ----------------------------------------------------------------
      TOTAL NON-INTEREST INCOME                                        750            712          2,271            2,014
                                                          ----------------------------------------------------------------

NON-INTEREST EXPENSE
  Salary and employee benefits                                       1,691          1,568          5,038            4,707
  Occupancy expenses                                                   200            195            640              607
  Equipment expenses                                                   345            367          1,034              965
  Data Processing services                                             212            159            520              453
  Goodwill amortization                                                 26             26             78               78
  Other expenses                                                       577            585          1,823            1,695
                                                          ----------------------------------------------------------------
      TOTAL NON-INTEREST EXPENSE                                     3,051          2,900          9,133            8,505
                                                          ----------------------------------------------------------------

      INCOME BEFORE INCOME TAXES                                     1,706          1,509          4,803            4,519
  Income taxes                                                         491            421          1,338            1,351
                                                          ----------------------------------------------------------------
      NET INCOME                                                    $1,215         $1,088         $3,465           $3,168
                                                          ================================================================

Earnings per Common Share:
        Basic earnings per share                                     $0.83          $0.73          $2.36            $2.14
        Diluted earnings per share                                   $0.82          $0.73          $2.33            $2.12
        Weighted average shares outstanding                          1,470          1,482          1,470            1,482
        Weighted average shares outstanding-Diluted                  1,485          1,495          1,485            1,495

Comprehensive Income                                                $1,658           $899         $3,919           $2,169


                                    "See accompanying notes to financial statements"

                                        FIRST BANKING CENTER, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      Nine months ended September 30, 2000 and 1999
                                                 (Dollars in thousands)
                                                       (Unaudited)
                                                                                                 9/30/00          9/30/99
                                                                                          --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                    $3,465           $3,168
                                                                                          --------------------------------
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
  activities:
    Depreciation                                                                                     653              697
    Provision for loan losses                                                                        270              248
    Loans originated for sale                                                                    (21,507)         (40,731)
    Proceeds from sale of loans                                                                   23,347           47,081
    Gain on sale of loans                                                                             (9)              (8)
    Amortization and accretion of bond
      premiums and discounts - net                                                                    37              (81)
    Amortization of excess cost over equity in
      underlying net assets of subsidiary                                                             78               78
    Loss/(Gain) on sale of investment securities                                                       5               (7)
    Increase in other assets                                                                        (804)            (585)
    Increase in accrued expenses and other liabilities                                               295               77
                                                                                          --------------------------------
        TOTAL ADJUSTMENTS                                                                          2,365            6,769
                                                                                          --------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  5,830            9,937
                                                                                          --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase)/decrease in interest-bearing deposits                                            (703)              59
    Net decrease in federal funds sold                                                             2,121            6,885
    Activity in available for sale securities
       Proceeds from sales of available for sale securities                                        8,669            5,788
       Proceeds from maturities of available for sale securities                                   9,540           60,044
       Purchase of available for sale securities                                                 (25,156)         (66,025)
    Net increase in loans                                                                        (14,486)         (38,772)
    Purchase of office buildings and equipment                                                    (1,061)            (550)
    Proceeds from disposal of office building and equipment                                          104               16
                                                                                          --------------------------------
        NET CASH USED IN INVESTING ACTIVITIES                                                    (20,972)         (32,556)
                                                                                          --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                                      15,318            6,753
    Dividends paid                                                                                  (474)            (432)
    Proceeds from other borrowings                                                                     0           20,918
    Payments on other borrowings                                                                  (1,706)         (12,412)
    Net (decrease)/increase in securities sold under
      repurchase agreements and federal funds purchased                                           (4,131)           3,058
    Proceeds from stock options exercised                                                              0               17
    Purchase of treasury stock                                                                      (403)            (239)
    Proceeds from reissuance of treasury stock under
       stock option plan                                                                              38                0
                                                                                          --------------------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  8,642           17,663
                                                                                          --------------------------------

    Net decrease in Cash and Due From Banks                                                       (6,500)          (4,956)

Cash and Due From Banks-Beginning of Period                                                       19,123           18,013
                                                                                          --------------------------------

    Cash and Due From Banks-End of Period                                                        $12,623          $13,057
                                                                                          ================================

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
    Interest                                                                                     $11,106           $9,241
    Income taxes                                                                                  $1,000           $1,346

Supplemental schedule of non-cash investing and financing activities:
    Net change in unrealized gain (loss) on available for sale securities                           $454            ($999)



                                            "See accompanying notes to financial statements"

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                    NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
                               September 30, 2000
NOTE 1 - Basis of Presentation

The unaudited consolidated financial statements include the accounts of First Banking Center, Inc. and its subsidiary (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operation and cash flows for the interim periods have been made. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles and industry practice. Certain information in footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods. Actual results could differ from those estimates.

NOTE 2 - Principles of Consolidation

The accompanying consolidated financial statements include the accounts of First Banking Center, Inc. (the "Company"), a Wisconsin corporation, and its wholly owned subsidiary, First Banking Center (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - Earnings Per Share

The following information was used in the computation of earnings per share on a basic and diluted basis. Amounts in thousands:


                                                     Nine minths ended
                                                       September 30,
                                                     -----------------
                                                      2000       1999
                                                     -----------------
     Net income, basic and diluted
      Earnings                                       $3,465     $3,168
     Weighted average common shares
      Outstanding                                     1,470      1,482
     Weighted average common shares issuable
      upon exercise of stock options and warrants        15         13
     Weighted average commmon and common
      equivalent shares outstanding                   1,485      1,495

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            As of September 30, 2000


The following discussion provides additional analysis of the financial condition and results of operations of the Company for the year-to-date ended September 30, 2000. This discussion focuses on the significant factors that affected the Company's earnings so far in 2000, with comparisons to 1999. As of September 30, 2000, First Banking Center (the "Bank") was the only direct subsidiary of the Company and its operations contributed nearly all of the revenue for the year. The Company provides various support functions for the Bank and receives payment from the Bank for these services. These inter-company payments are eliminated for the purpose of these consolidated financial statements. The Bank has two wholly owned subsidiaries, FBC Financial Services, Corp., a brokerage and financial services subsidiary, and FBC Burlington, Inc., an investment subsidiary located in Nevada.


Overview


As of September 30, 2000, total Company assets were $404.9 million increasing 3.3% from $392.1 million as of December 31, 1999. Total income for the first nine months of 2000 was $ 3.5 million or $2.36 per share, increasing 9.1% from $3.2 million or $2.14 per share for the first nine months of 1999. The significant items resulting in the above-mentioned results are discussed below.


Balance sheet analysis


Loans


As of September 30, 2000, loans outstanding were $311.5 million for an increase of $12.7 million or 4.3% from December 31, 1999. During this nine-month period, Residential Real Estate loans increased $18.7 million, and Commercial Real Estate loans increased $766 thousand or 16.9% and 0.9% respectively. At September 30, 2000, Construction and Land Development loans were at $41.1 million or 13.2% of total loans. Residential Real Estate loans were at $129.5 million or 41.6% of total loans, Commercial loans were at $27.2 million or 8.7% of total loans, and Commercial Real Estate loans were at $84.4 million or 27.1% of total loans.


Allowance for Loan Losses


The allowance for possible loan losses was $3.9 million or 1.26% of gross loans at September 30, 2000, compared with $3.6 million or 1.21% of gross loans at December 31, 1999. Net recoveries for the nine-month period were $75 thousand or
 .024% of gross loans, compared to net charge-offs of $170 thousand or .057% of gross loans for 1999. As of September 30, 2000, loans on non-accrual status totaled $1.4 million or .44% of gross loans compared to $1.3 million or .44% of gross loans at December 31, 1999. The non-accrual loans consisted primarily of $512 thousand of nonfarm nonresidential properties and $451 thousand of 1-4 family residential real estate loans. At September 30, 2000, the ratio of non-accrual loans to the allowance for loan losses was 34.8% compared to 35.1% at December 31, 1999.

The Bank evaluates the adequacy of the allowance for loan losses based on an analysis of specific problem loans, as well as on an aggregate basis. Management reviews a calculation of the allowance for loan losses on a quarterly basis and believes that the allowance for loan losses is adequate. The allowance for loan loss is maintained at a level management considers adequate to provide for probable future losses. The level of the allowance is based on management's periodic and comprehensive evaluation of the loan portfolio, including past loan loss experience; current economic trends; underlying collateral values: the volume, growth and composition of the loan portfolio, and other relevant factors. Management also considers reports of examinations furnished by State and Federal banking authorities in this regard.

Investments securities - Available for Sale


The securities available-for-sale portfolio increased $7.6 million or 13.8% from December 31, 1999 to September 30, 2000. This increase was due primarily to an increased balance in a money market mutual fund and the purchase of commercial paper.


Deposits and Borrowed Funds


As of September 30, 2000, total deposits were $321.5 million, which is an increase of $15.4 million or 5% from December 31, 1999. Certificates of deposits increased $12.2 million or 10.7% to $126.1 million. Now accounts decreased $3.9 million or 15.3% to $21.4 million. Money market savings and regular savings deposits increased $9.7 million or 8.4% to $125.1 million. Demand Deposits decreased $2.7 million or 5.2% to $48.9 million. Securities sold under agreement to repurchase decreased $4.1 million or 19.5%. Federal Home Loan Borrowings decreased $2.9 million or 10.2% since December 31, 1999.


Capital resources


During the first nine month of 2000, the Company's stockholders' equity increased $3.1 million or 9.2%. Net income of $3.5 million was the primary reasons for the increase in equity. Accumulated other comprehensive loss on available for sale securities increased $454 thousand to a negative $229 thousand. As of September 30, 2000, a cash dividend of $474 thousand has been paid.

In December 1990, the Federal Reserve Board's risk-based guidelines became effective. Under these guidelines capital is measured against the Company's subsidiary bank's risk-weighted assets. The Company's tier 1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 11.1% at September 30, 2000, well above the 4% minimum required. Total capital to risk-adjusted assets was 12.3%, also well above the 8% minimum requirement. The leverage ratio was at 8.8% compared to the 4% minimum requirement. According to the FDIC capital guidelines, the Bank appears to be "well capitalized."


Liquidity


Liquidity measures the ability of the Company to meet obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide customers' credit needs. The liquidity of the Company primarily depends upon cash flows from operating, investing, and financing activities. Net cash provided by operating activities, consisting primarily of net income and the net proceeds from loans sold, was $ 5.8 million for the nine months ended September 30, 2000 compared to $9.9 million provided by operating activities for the same period in 1999. Net cash used in investing activities, consisting principally of loan originations, was $20.9 million for the nine months ended September 30, 2000 and $32.5 million for the nine months ended September 30, 1999. Net cash provided by financing activities, consisting primarily of deposit growth and net proceeds from Federal Home Loan Bank advances, for the nine months ended September 30, 2000 was $8.6 million and for the same period in 1999 was $17.6 million.


Quantitative and Qualitative Disclosures About Market Risk


The Company realizes income principally from the spread between the interest earned on loans, investments and other interest-earning assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of the bank's loan and deposit accounts, a change in interest rates could also affect the projected maturities in the loan portfolio and /or the deposit base, which could alter the company's sensitivity of future changes in interest rates. Accordingly, management considers interest rate risk to be a significant market risk.

Interest rate risk management focuses on maintaining consistent growth in net interest income within policy limits approved by the board of directors, while taking into consideration, among other factors, the Company's overall credit, operating income, operating cost, and capital profile. The Company's ALM/Investment committee, which includes senior management representatives and members of the board of directors, monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates.

One method used to quantify interest rate risk is the net portfolio value ("NPV") analysis. This analysis calculates the difference between the present value of liabilities and the present values of expected cash flows from assets and off-balance sheet contracts. The most recent NPV analysis, as of September 30, 2000, projects that net portfolio value would decrease by approximately 21.88% if interest rates would rise 200 basis points over the next year. It projects an increase in net portfolio value of approximately 27.13% if interest rates would drop 200 basis points. Both simulations are within board-established policy limits.

Results of operations


Net Interest Income


Net interest income is the difference between interest income and fees on loans and interest expense, and is the largest contributing factor to net income for the Company. All discussions of rate are on a tax-equivalent basis, which accounts for income earned on securities that are not fully subject to federal taxes. Net interest income for the first nine months of 2000 was $11.9 million, increasing 6% over the 1999 level of $11.3 million. Net interest income as a percentage of average earning assets was 4.59% for the first nine months of 2000 versus 4.55% for the first nine months of 1999.

Total interest income increased $2.6 million as average-earning assets increased from $344.3 million to $364.4 million or 5.8%. The yields on interest earning asset increased from 8.13% to 8.66%.

The increase in interest income in 2000 is due primarily to an increase in interest and fees on loans. Interest and fees on loans increased to $20.5 million or 15.1% from $17.9. The increase in loan income was the result of a $26.6 million or 9.6% increase in average balances outstanding.

Total interest expense increased $1.9 million. This increase was due to an increase in average interest bearing deposits of $20.5 million or 8.6% and an increase in average Federal Home Loan Borrowings of $6.9 million or 32.8%. The cost of all interest bearing liabilities increased from 4.27% to 4.83%.

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

During the first nine months of 2000 and 1999, $270 thousand and $248 thousand respectively was charged to current earnings and added to the allowance for loan losses.


Non-interest income


Non-interest income, during the first nine months of 2000, increased $257 thousand or 12.8% from the first nine months of 1999. This increase is due primarily to increased income from service charges on deposit accounts, which increased $95 thousand or 10.6%, Trust Department income which increased $55 thousand or 20.4%, and other income increased $119 thousand or 14.9%. This increase in other income was the result of a penalty realized on a contract the bank had with an equipment vendor.


Non-interest expense


Non-interest expense, during the first nine months of 2000, increased from $8.5 million to $9.1 million an increase of $628 thousand or 7.4%. Salaries and benefits increased $331 thousand or 7%, equipment expense increased $69 thousand or 7.2%, data processing services increased $67 thousand or 14.8%, occupancy expense increased $33 thousand or 5.4%, and postage expense increased $14 thousand or 11.1%.

Part II-OTHER INFORMATION
Item 1.  Legal Proceedings

              None

Item 2.  Changes in Securities

             None

Item 3.  Defaults upon Senior Securities

             None

Item 4.  Submission of Matters to a Vote of Security Holders

            None

Item 5.  Other Information

             None

Item 6.  Exhibits and Reports on Form 8-K

             a.   No exhibits

             b. Form 8-K, Item 4. Changes in Registrant's Certifying Accountant, was filed with the SEC on September 29, 2000.

                          FIRST BANKING CENTER, INC. AND SUBSIDIARIES


                                   SIGNATURES




     Pursuant to the requirement of the Securities Exchange Act of 1943, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.














                                          First Banking Center, Inc.





November 02, 2000
                                          --------------------------------------
Date                                      Brantly Chappell
                                          Chief Executive Officer






November 02, 2000
                                          --------------------------------------
Date                                      James Schuster
                                          Chief Financial Officer