Form 10-K405
period 2000-12-31
FIRST BANKING CENTER INC
filed 2001-03-27
CIK 356858

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE  REQUIRED] For the fiscal year ended December 31, 2000

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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X          No
           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

           As of January 31, 2001 1,477,022 shares of common stock, par value $1.00 were outstanding and the aggregate market value of the shares (based upon the most recent trade known to the Corporation), all of which is held by nonbank affiliates, was approximately $55,757,581.

Documents incorporated by references: The Notice of 2001 Annual Meeting and Proxy Statement of March 16, 2001 is incorporated by reference into Parts II and III of the Form 10-K.

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

         The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "Act") made significant changes in the laws governing financial institutions, including changes which expand the permissible range of activities for bank holding companies and their affiliates (including non-banking financial activities); permit affiliations between banks, securities firms and insurance companies; make substantial changes in the regulatory structure for financial institutions; prohibit new unitary savings and loan holding companies; make changes to the Community Reinvestment Act of 1977; and enact substantial new financial privacy rules. The company is currently evaluating its options regarding expanded activities under the Act. The company is currently in the process of implementing the financial privacy rules imposed by the Act.

EMPLOYEES

         The Company and its staff share a commitment to equal opportunity. All personnel decisions are made without regard to race, color, religion, sex, age, national origin, handicap, or veteran status. At January 31, 2001, the Company and its subsidiary had 203 full and part-time employees.

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

         The following information shows: the company's average assets, liabilities and stockholder's equity; the interest earned and average yield on interest earning assets; the interest paid and average rate on interest-bearing liabilities; and the maturity schedules for investment and specific loans; for the years ended December 31, 2000, 1999, and 1998. Also, where applicable, information is presented for December 31, 1997 and 1996.

Section I, Schedule A - Average Balance Sheet



ASSETS                                                                2000             1999              1998
                                                                  -------------    --------------    -------------
                                                                              (Amounts in thousands)
Cash and due from banks                                        $        12,474            13,800           11,379
Fed funds sold                                                           3,170             2,201            3,094
Interest-bearing deposits in banks                                         231               228              795
Available for sale securities                                           58,259            63,171           60,380
Loans, less allowance for loan losses of $3,848, $3,528,
  and $3,295 in 2000, 1999, and1998, respectively                      305,458           279,623          241,283
Office buildings and equipment, net                                      9,645             9,555            8,574
Other assets                                                             9,027             8,532            7,475
                                                                  -------------    --------------    -------------

          Total assets                                         $       398,264           377,110          332,980
                                                                  =============    ==============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits
    Demand                                                     $        50,095            48,073           40,683
    Savings and NOW accounts                                           141,999           132,348          112,713
    Time                                                               120,215           108,856          107,655
                                                                  -------------    --------------    -------------
      Total Deposits                                                   312,309           289,277          261,051
Securities sold under repurchase agreements                             17,780            26,210           20,853
Other borrowings                                                        28,635            24,722           17,099
Other liabilities                                                        3,959             3,681            3,583
                                                                  -------------    --------------    -------------
          Total liabilities                                            362,683           343,890          302,586

Stockholders' Equity
Common stock                                                             1,489             1,489            1,487
Surplus                                                                  4,223             4,316            4,271
Retained earnings                                                       30,870            27,441           24,167
                                                                  -------------    --------------    -------------
                                                                        36,582            33,246           29,925

Common stock in treasury, at cost                                         (412)             (134)               -
Accumulated other comprehensive income (loss)                             (589)              108              469
                                                                  -------------    --------------    -------------

          Total stockholders' equity                                    35,581            33,220           30,394

                                                                  -------------    --------------    -------------
          Total liabilities and stockholders' equity           $       398,264           377,110          332,980
                                                                  =============    ==============    =============

Section I, Schedule B - Three Year Summary of Interest Rates and Interest Differential



                                  2000                         1999                        1998
                               ---------------------------- ---------------------------  -------------------------
                                          Interest Average             Interest Average       InterestAverage
                                Average   Earned   Yield     Average   Earned   Yield    Average  Earned   Yield
                                Balance   or Paid  or Cost   Balance   or Paid  or Cost  Balance  or Paid  or Cost
                               -----------------------------------------------------------------------------------
                                                             (Dollars in thousands)
Interest earning assets:
  Time deposits in banks         $    231      15    6.29%         228      10   4.39%        795      43   5.41%
  Investments (taxable)            30,889   2,003    6.48%      37,326   2,161   5.79%     34,048   2,086   6.13%
  Investments (nontax.)(a)         27,370   2,001    7.31%      25,845   1,834   7.10%     26,334   1,821   6.92%
  Fed funds sold                    3,170     196    6.19%       2,201     105   4.77%      3,094     162   5.24%
  Loans (a)(b)(c)                 309,306  27,883    9.01%     283,151  24,358   8.60%    244,578  22,123   9.05%
                                 ---------------------------- ---------------------------  -------------------------
  Total interest earnings assets $370,966  32,098    8.65%     348,751  28,468   8.16%    308,849  26,235   8.49%
                                 ============================ ===========================  =========================

Interest bearing liabilities:
  NOW accounts                   $22,885     396    1.73%      24,892     432   1.74%     23,259     557   2.39%
  Savings deposits                 30,147     667    2.21%      32,568     746   2.29%     32,218     861   2.67%
  Money Market deposit accounts    88,967   4,548    5.11%      74,888   3,103   4.14%     57,236   2,538   4.43%
  Time deposits                   120,215   6,997    5.82%     108,856   5,689   5.23%    107,655   6,105   5.67%
  Short-term borrowings             7,213     412    5.71%         801      45   5.62%        568      33   5.81%
  Sec'ts. sold under to
    repurchase                     17,780     966    5.43%      26,210   1,255   4.79%     20,853   1,057   5.07%
  Other borrowings                 21,422   1,213    5.66%      23,921   1,316   5.50%     16,531     976   5.90%
                                 ---------------------------- ---------------------------  -------------------------
  Total int.bearing liabilities  $308,629  15,200    4.92%     292,136  12,586   4.31%    258,320  12,127   4.69%
                                 ============================ ===========================  =========================

Net interest margin(d)                     16,898    4.56%              15,882   4.55%             14,108   4.57%
                                          =================            ================           ================

<F1>
(a) The interest and average yield for nontaxable loans and investments are presented on a federal taxable equivalent basis assuming a 34% tax rate.
<F2>
(b) Loans placed on nonaccrual status have been included in average balances used to determine average rates.
<F3>
(c) Loan interest income includes net loan fees.
<F4>
(d) Net interest earnings divided by total interest-earning assets, with net interest earnings equaling the difference between total interest earned and total interest paid.

Section I, Schedule C - Two Year Summary of Rate and Volume Variances




                                                                2000                               1999
                                              ----------------------------------- --------------------------------
                                              Inc./(Dec.)                         Inc./(Dec.)
                                              From         Volume (a)  Rate (a)   From        Volume (a)  Rate (a)
                                              Prior Year   Variance    Variance   Prior Year  Variance    Variance
                                              ----------------------------------- --------------------------------
                                                                    (Amounts in thousands)
Interest Income
   Time deposits in banks                  $            5          0           5          (33)      (31)       (2)
   Investment (taxable)                              (158)      (512)        354           75       201      (126)
   Investments (nontaxable) (b)                       167        111          56           13       (34)       47
   Fed funds sold                                      91         54          37          (57)      (47)      (10)
   Loans (b) (c) (d)                                3,525      2,325       1,200        2,235     3,491    (1,256)
                                              -----------------------------------   ------------------------------

        Total change in interest income             3,630      1,978       1,652        2,233     3,580    (1,347)
                                              -----------------------------------   ------------------------------

Interest Expense
   NOW accounts                                       (36)       (34)         (2)        (125)       39      (164)
   Savings deposits                                   (79)       (54)        (25)        (115)        9      (124)
   Money Market deposit accounts                    1,445        644         801          565       782      (217)
   Other time deposits                              1,308        629         679         (416)       68      (484)
   Short-term borrowings                              367        366           1           12        14        (2)
   Sec. sold under Agreement to Repurchase           (288)      (493)        205          198       271       (74)
   Other borrowings                                  (103)      (143)         40          340       436       (96)
                                              -----------------------------------   ------------------------------
        Total change in interest expense            2,614        915       1,699          459     1,619    (1,161)
                                              -----------------------------------   ------------------------------

Net change                                 $        1,016      1,063         (47)       1,774     1,961      (186)
                                              ===================================   ==============================

<F1>
(a) The change in interest due to both rate and volume has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each.
<F2>
(b) The interest and average yield for nontaxable loans and investments are presented on a federal tax equivalent basis assuming a 34% tax rate.
<F3>
(c) Loans placed on nonaccrual status have been included in average balances used to determine average rates.
<F4>
(d) Loan interest income includes net loan fees.

Section II, Schedule A - Investment Portfolio



                                                                             2000         1998          1997
                                                                         -----------------------------------------
                                                                                  (Amounts in thousands)
Available for Sale:
        U.S. Treasury and other U.S.
         Gov't. Agencies and Corporations                              $       30,510       25,812         37,400
        Obligations of states and
          political subdivisions                                               28,279       26,361         25,260
        Other                                                                   6,400        2,779          2,603
Held to Maturity:
        U.S. Treasury and other U.S.
         Gov't. Agencies and Corporations                                           0            0              0
        Obligations of states and                                                   0            0              0
          political subdivisions
        Other                                                                       0            0              0
                                                                         -----------------------------------------
          Total                                                        $       65,189       54,952         65,263
                                                                         =========================================

NOTE:
    The aggregate book value of securities from any single issuer does not exceed ten percent of stockholder's equity; except for, securities issued by the U.S. Government and U.S. Government agencies and corporations.

Section II, Schedule B - Investment Securities Maturities and Yield

The following table presents the maturity of securities held on December 31, 2000 and the weighted average yield by range of maturity



                                                          ---------   ---------   ---------   ---------   ---------
                                                                       After       After
                                                                       1 Year      5 Years
                                                           1Year       Through     Through     After
                                                           or Less     5 Years     10 Years    10 Years    Total
                                                          ---------------------------------------------------------
                                                                           (Dollars in thousands)
Available for Sale Securities
     U.S. Treasury and U.S. Gov't agencies and corporati$ns(13,341      13,791       3,339          39      30,510
        Weighted average yield                               6.38%       6.42%       6.58%       9.97%       6.43%
     States of the U.S. and Political Subdivisions (b)         877      12,829      11,113       3,460      28,279
        Weighted average yield                               7.03%       7.13%       7.13%       7.83%       7.21%
     Mutual Funds and Other Securities                       6,400           0           0           0       6,400
        Weighted average yield                               6.16%       0.00%       0.00%       0.00%       6.16%
                                                          ---------   ---------   ---------   ---------   ---------
     TOTAL AVAILABLE FOR SALE                           $   20,618      26,620      14,452       3,499      65,189
                                                          =========   =========   =========   =========   =========
                                                          =========   =========   =========   =========   =========
        Weighted Ave. Yield of Total                         6.34%       6.76%       7.00%       7.85%       6.74%
                                                          =========   =========   =========   =========   =========

<F1>
     (a) Includes mortgage backed securities at average maturity dates.
<F2>
     (b) The interest and average yield for nontaxable securities are presented on a federal taxable equivalent basis assuming a 34% tax rate.

Section III, Schedule A - Loan Portfolio

The composition of the loan portfolio at December 31 is presented as follows:


                                      2000          1999           1998          1997           1996
                                   ------------  ------------   -----------   ------------   -----------
                                                          (Amounts in thousands)
Commercial                       $      26,219        28,458        38,185         32,886        30,808
Agricultural production                 11,326        14,965         9,985          6,857         6,167
Real Estate:
   Construction                         42,242        37,796        30,008         24,353        25,164
   Commercial                           85,192        83,592        67,761         52,540        40,935
   Agriculture                           8,732         9,705         7,754          8,177           705
   Residential                         135,696       110,793        96,139         86,015        79,129
Municipal                                4,166         6,141         6,503          4,972         4,254
Consumer                                 6,995         7,274         8,465          8,308         7,225
                                   ------------  ------------   -----------   ------------   -----------
     TOTAL                       $     320,568       298,724       264,800        224,108       194,387
                                   ============  ============   ===========   ============   ===========

Section III, Schedule B - Maturities and Sensitivity of Loans to Interest Rates

The following table presents consolidated loan maturities by yearly ranges. Also included for loans after one year are the amounts that have predetermined interest rates and floating adjustable rates.


                                        Loan Maturities                         Amount Over One Year With
                             ---------------------------------------   --------------------------------------------
                                        After 1   After                                   Floating or
                             1 Year     Through   Five                  Predetermined     Adj. Interest
                             or Less    5 Years   Years     Total       Rates             Rates           Total
                             ---------------------------------------   --------------------------------------------
                                                            (Amounts in thousands)
December 31, 2000:
  Comm'l and agricultural   $  26,559     9,909    1,077     37,545            10,986                  0    10,986
  Real estate - construction   37,679     4,527       36     42,242             1,561              3,002     4,563
                             ---------  --------  -------  ---------   ---------------   ---------------- ---------

          TOTAL             $  64,238    14,436    1,113     79,787            12,547              3,002    15,549
                             =========  ========  =======  =========   ===============   ================ =========

December 31, l999:
  Comm'l and agricultural   $  31,238     9,880    2,305     43,423            12,185                  0    12,185
  Real estate - construction   29,444     6,554    1,798     37,796             6,631              1,721     8,352
                             ---------  --------  -------  ---------   ---------------   ---------------- ---------

          TOTAL             $  60,682    16,434    4,103     81,219            18,816              1,721    20,537
                             =========  ========  =======  =========   ===============   ================ =========

Section III, Schedule C - Risk Elements

Non-accrual, Past Due and Renegotiated Loans

                                                            (000's omitted)

                                    2000              1999             1998              1997              1996
Non-accrual Loans (a)               $827             $1,256           $1,517              $824             $260
Past Due 90 days +                     0                  2               16                 2               17
Restructured Loans                 -----             ------           ------            ------            -----

(a) Interest which would have been recorded had the loans been on an accrual basis, would have amounted to $18,000 in 2000, $31,000 in 1999, $39,000 in
     1998, $21,000 in 1997, and $6,000 in 1996. Interest income on these loans, which is recorded only when received, amounted to $12,000 in 2000, $31,000 in 1999, $20,000 in 1998, $14,000 in 1997, and $6,000 in 1996.


The policy of the Company is to place a loan on non-accrual status if: (a) payment in full of interest and principal is not expected, or (b) principal or interest has been in default for a period of 90 days or more unless the obligation is both in the process of collection and well secured. Well secured is defined as collateral with sufficient market value to repay principal and all accrued interest. A debt is in the process of collection if collection of the debt is proceeding in due course either through legal action, including judgement enforcement procedures, or in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the dept or in its restoration to current status.

As of December 31, 2000, the Company had loans totaling $17,912,000 in addition to those listed as non-accrual, past due or renegotiated that were identified by the Banks' internal asset rating systems as classified assets. This represents an increase of $2,562,000 or 16.7% from 1999. Management is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where full collectibility cannot reasonably be expected. Management has committed resources and is focusing on efforts designed to control the amount of classified assets. The company does not have a substantial portion of its loans concentrated in one or a few industries nor does it have any foreign loans outstanding as of December 31, 2000. Loan concentration by classification can be found in the loan section of Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations. The company's loans are concentrated geographically in the Wisconsin counties of Racine, Walworth, Kenosha, and Green.

Section IV, Schedule A - Summary of Loan Loss Experience

Analysis of the Allowance for Estimated Losses on Loans


                                                 2000           1999           1998          1997          1996
                                              ------------   -----------    -----------   -----------   -----------
                                                                     (Dollars in thousands)
Balance, beginning of fiscal year          $        3,581         3,421          3,132         2,897         2,336

Charge-offs:
     Commercial                                        51            51              2            14             0
     Agricultural production                            0             0              0             0             0
     Real Estate:
     Construction                                       0             0              0             0             0
     Commercial                                        48             0              0             0             0
     Agriculture                                        0             0              0             2             0
     Other Mortgages                                   40            42             35             3             1
     Installment - consumer                            30           104             51            43            33

Recoveries:
     Commercial                                        46             6              9             0            12
     Agricultural production                            0             0              0             0             0
     Real Estate:
     Construction                                       0             0              0             0             0
     Commercial                                         0             0              0            30             0
     Agriculture                                        0             0              2             0             0
     Other Mortgages                                  100             0              1            20             5
     Installment - consumer                             9            21             35            17            31
                                              ------------   -----------    -----------   -----------   -----------

Net Charge-offs/(Recoveries)                           14           170             41            (5)          (14)

Provision charged to operations (a)                   360           330            330           230           247
Additions related to
   branch acquisitions                                  0             0              0             0           300
                                              ------------   -----------    -----------   -----------   -----------

Balance, end of fiscal year                $        3,927         3,581          3,421         3,132         2,897
                                              ============   ===========    ===========   ===========   ===========

Average amount of loans outstanding
   before allowance for estimated
   losses on loans                         $      309,306       283,151        244,578       207,519       176,314
                                              ============   ===========    ===========   ===========   ===========

Ratio of net charge-offs/
   recoveries during the period
   to average loans outstanding
   during the period                               0.005%        0.060%         0.017%       -0.002%        -0.01%

(a) For each year ending December 31, the determination of the additions to loan loss reserve charged to operating expenses was based on an evaluation of the loan portfolio, current domestic economic conditions, past loan losses and other factors.

Section IV, Schedule B - Allocation of the Allowance for Estimated Losses on Loans

The following table presents the allowance for estimated losses on loans by type of loans and percentage of loans in each category to total loans:


                                            2000                                1999                             1998
                               ---------------------------------- ---------------------------------- ------------------------------
                                 Amount   % of ALL   % to Total     Amount    % of ALL   % to Total   Amount   % of ALL   % to TotaL
                                                       Loans                               Loans                          Loans
                               ---------------------------------- ---------------------------------- ------------------------------
                                                                            (Dollars in thousands)
Commercial Loans (a)             $ 3,080      78.4%      55.5%     $ 2,470      69.0%      60.5%      $ 2,262       66.1%      60.5%

Real Estate-Residential Loans        136       3.5%      42.3%         169       4.7%      37.1%          152        4.4%      36.3%

Consumer Loans                        56       1.4%       2.2%         127       3.5%       2.4%           77        2.3%       3.2%

Loan Commitments                      63       1.6%        N/A          53       1.5%        N/A           45        1.3%        N/A

Unallocated                          592      15.1%        N/A         762      21.3%        N/A          885       25.9%        N/A

                                ---------                         ---------                          ---------
Total                            $ 3,927                           $ 3,581                            $ 3,421
                                =========                         =========                          =========

(a) Commercial Loans include commercial real estate, agricultural production and construction loans.

Section V, Schedule B - Maturity Schedule for Time Deposits of $100,000 or more as of December 31, 2000




                                                                           Over                   Over
                                                                         3 Months               6 Months
                                                  3 Months                 thru                   thru                 Over 12
                                                   or Less               6 Months              12 Months               Months
                                                --------------         --------------         -------------         --------------
                                                                             (Amounts in thousands)
Certificates of Deposit                       $        18,961                  1,540                13,743                  3,639

Other Time Deposits                                       125                      0                   306                      0
                                                --------------         --------------         -------------         --------------


                            TOTAL             $        19,086                  1,540                14,049                  3,639
                                                ==============         ==============         =============         ==============

Section VI - Three Year Summary of Return on Equity and Assets for the years ended December 31,



                                                                            2000               1999             1998
                                                                     ------------------------------------------------------
Return on average assets                                                    1.20%             1.10%            1.02%

Return on average equity                                                   13.45%            12.53%           11.15%

Dividend payout ratios on common stock                                     19.77%            21.05%           23.70%

Average equity to average assets                                            8.93%             8.81%            9.13%

Section VII - Short-term Borrowings

                                                                            2000              1999             1998
                                                                     -----------------------------------------------------
                                                                               (Dollars in thousands)
Securities Sold Under Agreements
     To Repurchase (a)
End of Year:
     Balance                                                              $17,299           $21,131          $28,750
     Weighted Ave. Rate                                                     4.88%             4.66%            4.72%

For the Year:
     Maximum Amount Outstanding                                           $21,553           $35,908          $31,491
     Average Amount Outstanding                                           $17,780           $26,216          $20,880
     Weighted Ave. Rate                                                     5.43%             4.79%            5.05%

(a) Securities sold under repurchase agreements are borrowed on a short-term basis by the subsidiary bank at prevailing rates for these funds. The approximate average maturity was 3.0 months, 5.0 months, and 4.6 months for the years 2000, 1999, and 1998, respectively.

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

                                         2000                                     1999
                                    Low          High                        Low          High

First quarter                    $ 34.50      $ 36.00                     $ 30.50      $ 33.50
Second quarter                   $ 35.00      $ 37.00                     $ 31.50      $ 34.00
Third quarter                    $ 35.50      $ 37.00                     $ 32.50      $ 35.50
Fourth quarter                   $ 35.50      $ 37.75                     $ 33.00      $ 35.50

         There were 764 holders of record of the Company's $1.00 par value common stock on December 31, 2000.

ITEM 6: SELECTED FINANCIAL DATA

                                                          FINANCIAL HIGHLIGHTS

---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

                                                                (Dollars in thousands of except per share data)

                                                                                December 31,
                                                 --------------------------------------------------------------------------
                                                 --------------------------------------------------------------------------
                                                       2000           1999          1998           1997          1996
Interest income                                     $ 31,286       $ 27,692      $ 25,474       $ 22,861      $ 20,148
Interest expense                                      15,200         12,586        12,127         11,198         9,764
Net interest income                                   16,086         15,106        13,347         11,663        10,384
Provision for loan losses                                360            330           330            230           247
Net interest income after
   provision for loan loss                            15,726         14,776        13,017         11,433        10,137
Non-interest Income                                    3,126          2,829         2,530          2,156         1,762
Non-interest Expense                                 12,187         11,583        10,772          9,590         7,770
Income before income taxes                             6,665          6,022         4,775          3,999         4,129
Income taxes                                          1,879          1,860         1,387          1,115         1,318
Net income                                          $ 4,786        $ 4,162       $ 3,388        $ 2,884       $ 2,811

Earnings per common share:
  Basic earnings per share                            $ 3.24         $ 2.80        $ 2.28         $ 1.95        $ 1.91
  Diluted earnings per share                          $ 3.21         $ 2.78        $ 2.27         $ 1.94        $ 1.90
Cash dividends per share                              $ 0.64         $ 0.59        $ 0.54         $ 0.50        $ 0.46
Book value per share                                 $ 25.69        $ 22.59       $ 21.43        $ 19.47       $ 17.78

Year-end assets                                    $ 430,858      $ 392,089     $ 369,131      $ 327,833     $ 304,720
Average assets                                       398,264        377,110       332,980        304,479       263,162
Year-end equity capital                               37,948         33,417        31,895         28,920        26,240
Average equity capital                                35,581         33,220        30,394         27,319        24,903

Return on average assets                               1.20%          1.10%         1.02%          0.95%         1.07%
Return on average equity                              13.45%         12.53%        11.15%         10.56%        11.29%

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion provides additional analysis of the financial statements presented in the Company's annual report and should be read in conjunction with this information. This discussion focuses on the significant factors that affected the Company's earnings in 2000, with comparisons to 1999. As of December 31, 2000, First Banking Center (the "Bank") was the only direct subsidiary of the Company and its operations contributed nearly all of the revenue for the year. The Company provides various support functions for the Bank and receives payment from the Bank for these services. These inter-company payments are eliminated for the purpose of these consolidated financial statements. The Bank has two wholly owned subsidiaries, FBC Financial Services, Corp., a brokerage and financial services subsidiary, and FBC-Burlington, Inc., an investment subsidiary located in Nevada.

Overview

         As of December 31, 2000, total Company assets were $430.9 million increasing 9.9% from $392.1 million as of December 31, 1999. Total income for 2000 was $4.8 million or $3.24 per share, increasing 15.0% from $4.2 million or $2.80 per share in 1999. The significant items resulting in the above-mentioned results are discussed below.

Financial Condition

Loans

         Loans outstanding were $320.6 million and $298.7 million on December 31, 2000 and December 31, 1999 respectively. This represents an increase of $21.9 million or 7.3% during 2000. The following table summarizes the changes during 2000 in the major loan classifications. Residential real estate balances grew as fixed rate secondary market mortgage rates rose and more people selected adjustable rate or one year balloon payment loans which the company retained versus selling on the secondary market. Commercial and commercial real estate loans grew very little or declined as the company sold approximately $10 million of these loans to a number of local banks.

                                                                                             As a % of Total
                                                 Balance 12/31             Change in         Loans On 12/31
                                                2000        1999           Balance          2000         1999
                                            -------------------------    ------------    ------------------------
                                            -------------------------    ------------    ------------------------
                                                                    (Dollars in millions)
Residential Real Estate                         $135.7      $110.8           $24.9           42.3%        37.1%
Commercial Real Estate                           $85.2       $83.6            $1.6           26.6%        28.0%
Construction and Land Development                $42.2       $37.8            $4.4           13.2%        12.7%
Commercial                                       $26.2       $28.5           ($2.3)           8.2%         9.5%

Allowance for Loan Losses

         The allowance for possible loan losses was $3.9 million or 1.23% of gross loans on December 31, 2000, compared with $3.6 million or 1.20% of gross loans on December 31, 1999. Net charge-offs for 2000 were $14 thousand or .004% of gross loans, compared to net charge-offs of $170 thousand or .057% of gross loans for 1999. As of December 31, 2000, loans on non-accrual status totaled $827 thousand or .26% of gross loans compared to $1.3 million or .44% of gross loans on December 31, 1999. The non-accrual loans consisted primarily of $440 thousand of residential real estate loans, $120 thousand of commercial real estate, and $190 thousand of commercial loans. On December 31, 2000, the ratio of non-accrual loans to the allowance for loan losses was 21.1% compared to 36.1% on December 31, 1999.

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

         During 2000 $360 thousand was charged to current earnings and added to the allowance for loan losses.

Investments securities - Available for Sale

         The securities available-for-sale portfolio increased $10.2 million or 18.6% during 2000. The majority of the increase came from the purchase of $2.6 million of Commercial Paper, $4.2 million of U.S. Government Agencies, and $3.4 million of money market mutual funds. The mutual fund increase is in the banks investment subsidiary and will be used to purchase loans during January 2001.

Deposits and Borrowed Funds

         Total deposits and borrowed funds were $388.3 million on December 31, 2000 compared to $355.1 million on December 31, 1999. This is an increase of $33.2 million or 9.3%. The following table summarizes the changes during 2000 in the major classifications of deposits and borrowed funds.

                                                              Balance 12/31              Change
                                                             2000        1999          in Balance
                                                         -------------------------    --------------
                                                         -------------------------    --------------
                                                                   (Amounts in millions)
Money Market and Savings                                       $121.8      $115.4         $6.4
Time Deposits less than $100,000                                $86.6       $83.9         $2.7
Demand  Deposits                                                $59.6       $51.6         $8.0
Time Deposits equal or greater than $100,000                    $38.3       $30.0         $8.3
Federal Home Loan Borrowings                                    $35.3       $28.4         $7.0
Securities sold under agreement to repurchase                   $17.3       $21.1        ($3.8)

Capital resources

         During 2000, the Company's stockholders' equity increased $4.5 million or 13.6%. Net income of $4.8 million was the primary reasons for the increase in equity. The company purchased $404 thousand and reissued $294 thousand of treasury stock, during 2000. Unrealized gain/loss on available for sale securities increased $891 thousand to $208 thousand. Cash dividends paid in 2000 were $946 thousand or $.64 per share.

         In December 1990, the Federal Reserve Board's risk-based guidelines became effective. Under these guidelines capital is measured against the Company's subsidiary bank's risk-weighted assets. The Company's tier 1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 11.1% at December 31, 2000, well above the 4% minimum required. Total capital to risk-adjusted assets was 12.3%, also well above the 8% minimum requirement. The leverage ratio was at 9.1% compared to the 4% minimum requirement. According to FDIC capital guidelines, the Company is considered to be "well capitalized."

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

          The Bank's strategy with respect to asset/liability management is to maximize net interest income while limiting its exposure to a potential downward movement. Strategy is implemented by the Bank's management, which takes action based upon its analysis of the Bank's present positioning, its desired future positioning, economic forecasts, and its goals. It is the Bank's desire to maintain a cumulative GAP of positive or negative 15% of rate sensitive assets at the 1 year time frame. The current percentage is a positive 2%, which compares to a negative 4% as of December 31, 1999.

Liquidity

         Liquidity measures the ability of First Banking Center to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $30.0 million at December 31, 2000, compared with $23.4 million at December 31, 1999. The Bank has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. First Banking Center also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities.

         The liquidity of First Banking Center is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $8.5 million for fiscal 2000 compared to $8.6 million for fiscal 1999. Net cash used in investing activities, consisting principally of loan funding and the purchase ofsecurities, was $30.3 million for fiscal 2000 and $27.6 million for fiscal 1999. Net cash provided by financing activities, consisting primarily of deposit growth and proceeds from short-term borrowings, for fiscal 2000 was $32.0 million and for fiscal 1999 was $20.1 million, consisting primarily of deposit growth and proceeds from short-term borrowings.

         Net cash provided by operating activities was $8.6 million for fiscal 1999 compared to $1.6 million of cash provided, primarily for loans originated for sale, for fiscal 1998. Net cash used in investing activities, consisting principally of loan funding and the purchase of securities was $27.6 million for fiscal 1999 and $37.3 million for fiscal 1998. Net cash provided by financing activities, consisting primarily of deposit growth, and proceeds from short-term borrowings, for fiscal 1999 was $20.1 million and for fiscal 1998 was $37.4 million, consisting principally of deposit growth and proceeds from Federal Home Loan Bank advances.

Impact of Inflation and Changing Prices

         The consolidated financial statements and the accompanying notes have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of First Banking Center's operations. Unlike industrial companies, nearly all of the assets and liabilities of First Banking Center are monetary in nature. As a result, interest rates have a greater impact on First Banking Center's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Forward Looking Statements- Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. First Banking Center intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe First Banking Center's future plans, strategies and expectations are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. First Banking Center's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on First Banking Center's operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, our implementation of new technologies, First Banking Center's ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Quantitative and Qualitative Disclosures About Market Risk

         First Banking Center, like other financial institutions, is subject to direct and indirect market risk. Direct market risk exists from changes in interest rates. First Banking Center's net income is dependent on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice morequickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income.

Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net income.

         In an attempt to manage its exposure to changes in interest rates, management monitors First Banking Center's interest rate risk. The Asset/Liability Committee meets quarterly to review First Banking Center's interest rate risk position and profitability, and to make or recommend adjustments for consideration by the Board of Directors. Management also reviews the Bank's securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. Notwithstanding First Banking Center's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

         In adjusting First Banking Center's asset/liability position, the Board and management attempt to manage First Banking Center's interest rate risk while maintaining or enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long-term and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase First Banking Center's interest rate risk position somewhat in order to increase its net interest margin. First Banking
Center's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long-term and short-term interest rates.

         One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance-sheet contracts. The following table sets forth, at December 31, 2000 and December 31, 1999, an analysis of First Banking Center's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ or - 200 basis points).

Change in                       Estimated NPV                          Estimated Increase (Decrease) in NPV
Interest Rates
------------------------------------------------------------------------------------------------------------------------------------
(Basis points)    December 31, 2000        December 31, 1999         December 31, 2000        December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------

+200                 35,048                   20,709                    (3,665)                  (4,682)
+100                 38,713                   25,391                    (3,699)                  (4,904)
----                 42,412                   30,295                       -                         -
-100                 46,459                   35,646                     4,047                    5,351
-200                 51,854                   41,552                     5,395                    5,906

         First Banking Center does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, First Banking Center does not intend to engage in such activities in the immediate future.

         Interest rate risk is the most significant market risk affecting First Banking Center. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of First Banking Center's business activities.

Results of operations

Net Interest Income

         Net interest income is the difference between interest income and fees on loans and interest expense, and is the largest contributing factor to net income for the Company. All discussions of rate are on a tax-equivalent basis, which accounts for income earned on securities that are not fully subject to federal taxes. Net interest income was $16.1 million, $15.1 million and $13.3 million for 2000, 1999 and 1998 respectively. Net interest income as a percentage of average earning assets (net interest margin) was 4.56%, 4.55% and 4.57% in 2000 and 1999 and 1998 respectively.

         The following table summarizes the changes and reasons for the changes in interest income and fees on loans during 1999 and 2000. The increase in interest income and fees on loans during 2000 was due primarily to increased yields on earning asset. The increase in interest income and fees on loans during 1999 was due primarily to increased average earning asset during the year.

                                                            For the year                         Dollar/rate change
                                                         2000         1999        1998            2000        1999
                                                      -------------------------------------   -------------------------
                                                      -------------------------------------   -------------------------
                                                                           (Dollars in millions)
Interest income                                          $ 31.3       $ 27.7      $ 25.5           $ 3.6       $ 2.2
Earning assets (Average balances)                        $371.0       $348.8      $308.8           $22.2       $39.9
Yield on earning assets                                   8.65%        8.16%       8.49%           0.49%      -0.33%

         The following table summarizes the changes and reasons for the changes in interest expense during 1999 and 2000. The increase in interest expense during 2000 was due primarily to increased rates paid for liabilities. The slight increase in interest expense during 1999 was a result of average balances outstanding increasing while rates paid on these balances decreased.

                                                          For the year                           Dollar/rate change
                                                         2000         1999        1998            2000        1999
                                                      -------------------------------------   ------------------------
                                                      -------------------------------------   ------------------------
                                                                           (Dollars in millions)
Interest expense                                         $ 15.2      $ 12.6       $ 12.1           $ 2.6       $ 0.5
Interest bearing liabilities (Average balances)          $308.6      $292.1       $258.3           $16.5       $33.8
Cost of interest bearing liabilities                      4.92%       4.31%        4.69%           0.61%      -0.38%


         The major component of interest income and fees on loans is the income generated by loans. The table below summarizes the income, average balance and yield on loans for 1999 and 2000

                                                          For the year                           Dollar/rate change
                                                         2000         1999        1998            2000        1999
                                                      -------------------------------------   ------------------------
                                                      -------------------------------------   ------------------------
                                                                           (Dollars in millions)
Interest income and fees                                 $ 27.8      $ 24.2       $ 22.0           $ 3.6       $ 2.2
Loans (Average balances)                                 $309.3      $283.2       $244.6           $26.2       $38.6
Yield on loans                                            9.01%       8.60%        9.05%           0.41%      -0.45%

         The major components of interest expense are interest paid on Certificates of Deposit (Time deposits) and on Money Market Deposits. The tables below summarize the expense, average balance and rates on these components for 1999 and 2000. The increase during 2000 in interest expense on these two components was the result of an increase in both rate and average balance. The increase in average balance was due to normal growth in these deposits as well as a shift in balances from other deposit accounts. The slight change in interest expense for these two components during 1999 was a result of average balances outstanding increasing while rates paid on these balances decreased.

                                                        For the year                    Dollar/rate change
     Time deposits                                       2000         1999        1998            2000        1999
                                                      -------------------------------------   ------------------------
                                                      -------------------------------------   ------------------------
                                                                           (Dollars in millions)
Interest expense                                         $  7.0      $  5.7       $  6.1           $ 1.3      ($ 0.4)
Time deposits (Average balances)                         $120.2      $108.9       $107.7           $11.4       $ 1.2
Cost of time deposits                                     5.82%       5.23%        5.67%           0.59%      -0.44%

                                                        For the year                    Dollar/rate change
     Money Market deposits                               2000         1999        1998            2000        1999
                                                    ---------------------------------------   ------------------------
                                                    ---------------------------------------   ------------------------
                                                                           (Dollars in millions)
Interest expense                                        $ 4.5        $ 3.1        $ 2.5            $ 1.4       $ 0.6
Money Market deposits (Average balances)                $89.0        $74.9        $57.2            $14.1       $17.7
Cost of Money Market deposits                           5.11%        4.14%        4.43%            0.97%      -0.29%

Provision for loan losses

         During 2000, $360 thousand was charged to current earnings and added to the allowance for loan losses. In 1999 and 1998, $330 thousand was charged to earnings and added to the allowance for loan losses

Non-interest income

         Non-interest income increased $297 thousand or 10.5% during 2000. The increase came in primarily three areas. Service charges on deposit accounts increased $91 thousand as the number of accounts grew and charges for some services were increased. Investment services income increased $83 thousand as the bank added an additional sales representative during the year. Trust income increased $57 thousand as that line of business continues to grow.

         During 1999, non-interest income increased $299 thousand or 11.8%. Most of this is attributable to services charges on deposits accounts which increased $215 thousand due to increased number of accounts and increased charges for some services.

Non-interest expense

         Non-interest expense increased $604 thousand or 5.2% during 2000. Salaries and benefits accounted for $350 thousand of the increase due to normal wage increases and increased health insurance costs. Data processing costs increased $43 thousand due to the inflation clause in the main service provider's contract as well as increased volumes and additional services used. Occupancy expense increased $41 thousand due primarily to increases in real estate and personal property taxes.

         Non-interest expense increased $811 or 7.5% during 1999. Salaries and benefits accounted for $414 thousand of the increase due to normal wage increases. Equipment expense increased $202 as the bank updated the equipment in its item processing area. Data processing costs increased $142 thousand as the result of the first full year under a new contract with its main service provider.

Quarterly Results of Operations (Unaudited)

         Quarterly results of operations are as follows:

                                                                                 Quarter Ended
                                                          MAR 2000         JUN 2000         SEP 2000          DEC 2000
                                                   --------------------------------------------------------------------------
                                                                                (Amounts in thousands)
Total interest income                            $          7,284            7,645            8,121             8,236
Total interest expense                                      3,450            3,641            4,024             4,085
                                                   --------------------------------------------------------------------------

Net interest income                                         3,834            4,004            4,097             4,151

Provision for loan losses                                      90               90               90                90
Other income                                                  690              831              750               855
Other expense                                               2,976            3,106            3,051             3,054
                                                   --------------------------------------------------------------------------

Income before income taxes                                  1,458            1,639            1,706             1,862
Applicable income taxes                                       385              462              491               541
                                                   --------------------------------------------------------------------------
                                                 $
              Net Income                                    1,073            1,177            1,215             1,321
                                                   ==========================================================================

Net income per share:
              Basic                              $           0.73             0.80             0.83              0.88
                                                   ==========================================================================
              Diluted                            $           0.69             0.78             0.82              0.88
                                                   ==========================================================================

                                                                                 Quarter Ended
                                                          MAR 1999         JUN 1999         SEP 1999          DEC 1999
                                                   --------------------------------------------------------------------------
                                                                                (Amounts in thousands)
Total interest income                            $          6,712            6,816            6,962             7,202
Total interest expense                                      3,066            2,984            3,182             3,354
                                                   --------------------------------------------------------------------------

Net interest income                                         3,646            3,832            3,780             3,848

Provision for loan losses                                      83               82               83                82
Other income                                                  606              696              712               815
Other expense                                               2,804            2,801            2,900             3,078
                                                   --------------------------------------------------------------------------

Income before income taxes                                  1,365            1,645            1,509             1,503
Applicable income taxes                                       415              515              421               509
                                                   --------------------------------------------------------------------------
                                                 $
              Net Income                                      950            1,130            1,088               994
                                                   ==========================================================================

Net income per share:
              Basic                              $           0.64             0.76             0.73              0.67
                                                   ==========================================================================
              Diluted                            $           0.61             0.75             0.72              0.67
                                                   ==========================================================================

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA



                           FIRST BANKING CENTER, INC.
                                 AND SUBSIDIARY
                              Burlington, Wisconsin
                        Consolidated Financial Statements
                     Including Independent Auditors' Report
                           December 31, 1999 and 1998
--------------------------------------------------------------------------------

                            TABLE OF CONTENTS


Independent Auditors' Report                                               26-27


Consolidated Balance Sheets
   December 31, 1999 and 1998                                                 28

Consolidated Statement of Income
    Years Ended December 31, 1999, 1998 and 1997                              29


Consolidated Statements of Change in Stockholders' Equity
    Years Ended December 31, 1999, 1998 and 1997                              30


Consolidated Statements of Cash Flows
    Years Ended December 31, 1999, 1998 and 1997                           31-32


Notes to Consolidated Financial Statements                                 33-57
 FIRST BANKING CENTER, INC. AND SUBSIDARY

                          Independent Auditor's Report



Board of Directors
First Banking Center, Inc. and Subsidiary
Burlington, Wisconsin


We have audited the accompanying consolidated balance sheet of First Banking Center, Inc. and Subsidiary as of December 31, 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Banking Center, Inc. and Subsidiary as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                        McGladrey & Pullen, LLP


Madison, Wisconsin
January 24, 2001

                          Independent Auditors' Report



Board of Directors
First Banking Center, Inc. and Subsidiary
Burlington, Wisconsin

We have audited the accompanying consolidated balance sheets of First Banking Center, Inc. and Subsidiary as of December 31, 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Banking Center, Inc. and Subsidiary as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America.

                                 VIRCHOW, KRAUSE & COMPANY, LLP



Milwaukee, Wisconsin
January 13, 2000


CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999

ASSETS                                                                                2000              1999
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                                                                                      (Amounts in thousands)
Cash and due from banks                                                                  $ 29,287         $ 19,123
Federal funds sold                                                                              -            4,242
Interest-bearing deposits in banks                                                            696               40
Available for sale securities                                                              65,189           54,952
Loans, less allowance for loan losses of $3,927 and
  $3,581 in 2000 and 1999, respectively                                                   316,641          295,143
Office buildings and equipment, net                                                         9,825            9,429
Other assets                                                                                9,220            9,160
                                                                                -----------------------------------
                                                                                -----------------------------------

          Total assets                                                                  $ 430,858        $ 392,089
                                                                                ===================================
                                                                                ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Deposits
    Demand                                                                               $ 59,602         $ 51,610
    Savings and NOW accounts                                                              150,438          140,612
    Time                                                                                  124,900          113,922
                                                                                -----------------------------------
                                                                                -----------------------------------
      Total deposits                                                                      334,940          306,144
  Securities sold under repurchase agreements                                              17,299           21,131
  Other borrowings                                                                         36,044           27,868
  Other liabilities                                                                         4,627            3,529
                                                                                -----------------------------------
                                                                                -----------------------------------
          Total liabilities                                                               392,910          358,672
                                                                                -----------------------------------
                                                                                -----------------------------------

Stockholders' Equity
  Common stock, $1.00 par value, 3,000,000 shares authorized;
    1,489,380 shares issued as of December 31, 2000 and 1999                                1,489            1,489
  Surplus                                                                                   4,178            4,236
  Retained earnings                                                                        32,525           28,717
                                                                                -----------------------------------
                                                                                -----------------------------------
                                                                                           38,192           34,442
  Common stock in treasury, at cost - 12,358 and 9,822 shares
    for 2000 and 1999, respectively                                                          (452)            (342)
  Accumulated other comprehensive income (loss)                                               208             (683)
                                                                                -----------------------------------
                                                                                -----------------------------------

          Total stockholders' equity                                                       37,948           33,417
                                                                                -----------------------------------
                                                                                -----------------------------------

          Total liabilities and stockholders' equity                                    $ 430,858        $ 392,089
                                                                                ===================================
                                                                                ===================================

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2000, 1999 and 1998

                                                                     2000              1999             1998
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
                                                                   (Amounts in thousands except per share data)
Interest Income
  Interest and fees on loans                                            $ 27,751         $ 24,205          $ 21,981
  Interest and dividends on securities
    Taxable                                                                2,003            2,161             2,086
    Tax-exempt                                                             1,321            1,211             1,202
  Interest on federal funds sold                                             196              105               162
  Interest on deposits in banks                                               15               10                43
                                                               -----------------------------------------------------
                                                               -----------------------------------------------------
          Total interest income                                           31,286           27,692            25,474
                                                               -----------------------------------------------------
                                                               -----------------------------------------------------

Interest Expense
  Interest on deposits                                                    12,609            9,970            10,061
  Interest on federal funds purchased and securities
    sold under repurchase agreements                                       1,005            1,295             1,074
  Interest on other borrowings                                             1,586            1,321               992
                                                               -----------------------------------------------------
                                                               -----------------------------------------------------
          Total interest expense                                          15,200           12,586            12,127
                                                               -----------------------------------------------------
                                                               -----------------------------------------------------

          Net interest income before provision for loan losses            16,086           15,106            13,347

  Provision for loan losses                                                  360              330               330
                                                               -----------------------------------------------------
                                                               -----------------------------------------------------
          Net interest income after provision for loan losses             15,726           14,776            13,017
                                                               -----------------------------------------------------
                                                               -----------------------------------------------------

Noninterest Income
  Trust                                                                      499              442               414
  Service charges on deposit accounts                                      1,317            1,226             1,011
  Investment securities gains (losses)                                        12               (2)               (3)
  Other income                                                             1,298            1,163             1,108
                                                               -----------------------------------------------------
                                                               -----------------------------------------------------
          Total noninterest income                                         3,126            2,829             2,530
                                                               -----------------------------------------------------
                                                               -----------------------------------------------------

Noninterest Expenses
  Salaries and employee benefits                                           6,746            6,396             5,982
  Occupancy                                                                  829              788               715
  Equipment                                                                1,362            1,347             1,145
  Data processing services                                                   645              602               460
  Other                                                                    2,605            2,450             2,470
                                                               -----------------------------------------------------
                                                               -----------------------------------------------------
          Total noninterest expenses                                      12,187           11,583            10,772
                                                               -----------------------------------------------------
                                                               -----------------------------------------------------

  Income before income taxes                                               6,665            6,022             4,775

  Income taxes                                                             1,879            1,860             1,387
                                                               -----------------------------------------------------
                                                               -----------------------------------------------------

          Net income                                                     $ 4,786          $ 4,162           $ 3,388
                                                               =====================================================
                                                               =====================================================

Basic earnings per share                                                  $ 3.24           $ 2.80            $ 2.28
Diluted earnings per share                                                $ 3.21           $ 2.78            $ 2.27
Weighted average shares outstanding                                        1,477            1,486             1,487
Weighted average shares and equivalant shares outstanding                  1,492            1,495             1,494

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 2000, 1999 and 1998

                                                                                            Accumulated
                                                                                            Other
                                               Common               Retained    Treasury    Comprehensive
                                               Stock     Surplus    Earnings    Stock       Income (Loss)      Total
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
                                                         (Amounts in thousands except for shares)

Balance, December 31, 1997                    $ 1,485     $4,221   $ 22,846       $ -          $ 368        $28,920
  Comprehensive income:
    Net income                                      -          -      3,388         -              -          3,388
    Change in net unrealized gains (losses)
      on securities available for sale                                                           487            487
    Reclassification adjustment for gains
      (losses) realized in net income               -          -          -         -             (3)            (3)
    Income tax effect                                                                           (189)          (189)
                                                                                                       -------------
                                                                                                       -------------
          Total comprehensive income                                                                          3,683
                                                                                                       -------------
                                                                                                       -------------
    Cash dividends paid - $.54 per share            -          -       (803)        -              -           (803)
    Issuance of 3,933 new shares of stock
      for the exercise of stock options             4         91          -         -              -             95
                                          --------------------------------------------------------------------------
                                          --------------------------------------------------------------------------

Balance, December 31, 1998                      1,489      4,312     25,431         -            663         31,895
  Comprehensive income:
    Net income                                      -          -      4,162         -              -          4,162
    Change in net unrealized gains (losses)
      on securities available for sale                                                        (2,205)        (2,205)
    Reclassification adjustment for gains
      (losses) realized in net income               -          -          -         -             (2)            (2)
    Income tax effect                                                                            861            861
                                                                                                       -------------
                                                                                                       -------------
          Total comprehensive income                                                                          2,816
                                                                                                       -------------
                                                                                                       -------------
    Purchase of 16,356 shares of
      treasury stock                                -          -          -      (561)             -           (561)
    Cash dividends paid - $.59 per share            -          -       (876)        -              -           (876)
    Sale of 6,534 shares of
      treasury stock for the exercise
      of stock options                              -        (76)         -       219              -            143
                                          --------------------------------------------------------------------------
                                          --------------------------------------------------------------------------

Balance, December 31, 1999                      1,489      4,236     28,717      (342)          (683)        33,417
  Comprehensive income:
    Net income                                      -          -      4,786         -              -          4,786
    Change in net unrealized gains (losses)
      on securities available for sale                                                         1,335          1,335
    Reclassification adjustment for gains
      (losses) realized in net income               -          -          -         -             12             12
    Income tax effect                                                                           (456)          (456)
                                                                                                       -------------
                                                                                                       -------------
          Total comprehensive income                                                                          5,677
                                                                                                       -------------
                                                                                                       -------------
    Purchase of 10,980 shares of
      treasury stock                                -          -          -      (404)             -           (404)
    Cash dividends paid - $.64 per share            -          -       (946)        -              -           (946)
    Tax benefit of nonqualified stock
      options exercised                             -         10          -         -              -             10
    Sale of 8,444 shares of
      treasury stock for the exercise
      of stock options                              -        (68)       (32)      294              -            194
                                          --------------------------------------------------------------------------
                                          --------------------------------------------------------------------------

Balance, December 31, 2000                    $ 1,489     $4,178   $ 32,525     $(452)         $ 208        $37,948
                                          ==========================================================================
                                          ==========================================================================

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2000, 1999 and 1998

                                                                       2000          1999           1998
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
                                                                             (Amounts in thousands)
Cash Flows From Operating Activities
  Net income                                                             $ 4,786       $ 4,162        $ 3,388
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                                           851           949            895
      Provision for loan losses                                              360           330            330
      Loans originated for sale                                          (30,125)      (45,489)       (76,434)
      Proceeds from sales of loans                                        31,960        49,056         73,793
      Gain on sale of loans                                                   (9)           (8)           (10)
      Loss on disposal of office building and equipment                        -             1             16
      Gain on sale of other real estate owned                                  -             -             (2)
      Provision for deferred taxes                                           353           (19)          (202)
      Amortization and accretion of bond
    premiums and discounts - net                                              46           102             62
      Amortization of excess cost over equity
    in underlying net assets of subsidiary                                   104           104            104
      Investment securities (gains) losses                                   (12)            2              3
      Tax benefit of nonqualified stock options exercised                     10             -              -
      Increase in other assets                                              (961)         (628)          (513)
      Increase in accrued expenses and other liabilities                   1,098            85            213
                                                                  --------------------------------------------
                                                                  --------------------------------------------

          Total adjustments                                                3,675         4,485         (1,745)
                                                                  --------------------------------------------
                                                                  --------------------------------------------

          Net cash provided by operating activities                        8,461         8,647          1,643
                                                                  --------------------------------------------
                                                                  --------------------------------------------

Cash Flows From Investing Activities
  Net (increase) decrease in interest-bearing deposits in banks             (656)           26           754
  Net (increase) decrease in federal funds sold                            4,242         2,643        (6,885)
  Proceeds from sales of available for sale securities                    10,458         6,110         6,265
  Proceeds from maturities of available for sale securities               10,925        69,470        95,873
  Purchase of available for sale securities                              (30,319)      (67,413)      (92,410)
  Net increase in loans                                                  (23,684)      (37,653)      (38,082)
  Purchase of office buildings and equipment                              (1,351)         (899)       (3,014)
  Proceeds from sale of other real estate owned                                -             -            30
  Proceeds from disposal of office building and equipment                    104           122           151
                                                                  --------------------------------------------
                                                                  --------------------------------------------

          Net cash (used in) investing activities                      $ (30,281)    $ (27,594)    $ (37,318)
                                                                  ============================================
                                                                  ============================================

(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) Years ended December 31, 2000,
1999 and 1998

                                                                       2000          1999           1998
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
                                                                             (Amounts in thousands)
Cash Flows From Financing Activities
  Net increase in deposits                                              $ 28,796      $ 23,345       $ 29,900
  Dividends paid                                                            (946)         (876)          (803)
  Proceeds from other borrowings                                          10,000         8,670         16,449
  Payments on other borrowings                                            (1,824)       (3,045)        (6,263)
  Net decrease in U.S. Treasury note account                                   -             -           (440)
  Net decrease in securities sold under
    repurchase agreement                                                  (3,832)       (7,619)        (1,536)
  Proceeds from stock options exercised                                        -             -             95
  Purchase of treasury stock                                                (404)         (561)             -
  Proceeds from reissuance of treasury stock under
    stock option plan                                                        194           143              -
                                                                  --------------------------------------------
                                                                  --------------------------------------------
          Net cash provided by financing activities                       31,984        20,057         37,402
                                                                  --------------------------------------------
                                                                  --------------------------------------------

          Net increase in cash and due from banks                         10,164         1,110          1,727

Cash and due from banks:
  Beginning                                                               19,123        18,013         16,286
                                                                  --------------------------------------------
                                                                  --------------------------------------------

  Ending                                                                $ 29,287      $ 19,123       $ 18,013
                                                                  ============================================
                                                                  ============================================

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
Interest                                                                $ 14,944      $ 12,479       $ 12,044
Income taxes                                                               1,366         2,161          1,537

Supplemental schedule of noncash investing activities,
  Change in accumulated other comprehensive income,
    unrealized gains (losses) on securities available
for sale, net                                                              $ 879      $ (1,344)         $ 298

See Accompanying Notes to Consolidated Financial Statements.

FIRST BANKING CENTER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.   Summary of Significant Accounting Policies

Consolidation: The consolidated financial statements of First Banking Center, Inc. (Company) include the accounts of its wholly owned subsidiary, First Banking Center (Bank). First Banking Center includes the accounts of its wholly owned subsidiary, FBC-Burlington, Inc. and FBC Financial Services Corp. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Nature of Banking Activities: The consolidated income of First Banking Center, Inc. is principally from the income of its wholly owned subsidiary. The Bank grants agribusiness, commercial, residential and consumer loans, accepts deposits and provides trust services to customers primarily in southeastern and south central Wisconsin. The Bank is subject to competition from other financial institutions and nonfinancial institutions providing financial products. Additionally the Company and the Bank are subject to the regulations of certain regulatory agencies and undergo periodic examination by those regulatory agencies.

Use of Estimates: In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate and deferred tax assets. The fair value disclosure of financial instruments is an estimate that can be computed within a range.

Presentation of Cash Flows: For purposes of reporting cash flows, cash and due from banks include cash on hand and amounts due from banks. Cash flows from federal funds sold, interest-bearing deposits in banks, loans, deposits, and securities sold under repurchase agreements are treated as net increases or decreases.

Cash and Due From Banks: The Bank maintains amounts due from banks which, at times, may exceed federally insured limits. Management monitors these correspondent relationships. The Bank has not experienced any losses in such accounts.

Available for Sale Securities: Securities classified as available for sale are those debt securities that the Bank intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital consideration, and other similar factors. Securities classified as available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in accumulated other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Loans: Loans are stated at the amount of unpaid principal, reduced by the allowance for loan losses. Interest income is accrued on the unpaid principal balance. The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payment of interest or principal when they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Cash collections on impaired loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is current. Accrual of interest is generally resumed when the customer is current on all principal and interest payments and has been paying on a timely basis for a period of time.

Mortgage Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. All sales are made without recourse.

Allowance for Loan Losses: The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the bank to make additions to the allowance for loan losses based on their judgments of collectibility based on information available to them at the time of their examination.

Credit Related Financial Instruments: In the ordinary course of business the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Transfers of Financial Assets: In accordance with FASB Statement N. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", transfers of financial assets are accounted for as sales, only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Office Buildings and Equipment: Depreciable assets are stated at cost less accumulated depreciation. Provisions for depreciation are computed on straight-line and accelerated methods over the estimated useful lives of the assets.

Other Real Estate Owned: Other real estate owned, acquired through partial or total satisfaction of loans, is carried at the lower of cost or fair value less cost to sell. At the date of acquisition losses are charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.

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

Trust Assets: Property held for customers in fiduciary or agency capacities is not included in the accompanying balance sheet, since such items are not assets of the Company.

Earnings Per Share: Earnings per share are computed based upon the weighted average number of common shares outstanding during each year. In the computation of diluted earnings per share, all dilutive stock options are assumed to be exercised at the beginning of each year and the proceeds are used to purchase shares of the Company's common stock at the average market price during the year.

Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Current Accounting Developments: The Financial Accounting Standards Board (FASB) issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 2001. This Statement, as amended by FASB Statement No. 137 and 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Management believes adoption of this Statement will have no effect on the consolidated financial statements.

The Financial Accounting Standards Board (FASB) has issued Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement replaces FASB Statement No. 125 in its entirety. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of Statement 125's provisions without reconsideration. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management believes that adoption of this Statement will have no effect on the consolidated financial statements.

Reclassification: Certain amounts in the prior year financial statements have been reclassified, with no effect on net income, to conform with the 2000 presentation.

Note 2.   Cash and Due from Banks

The Bank is required to maintain vault cash and reserve balances with Federal Reserve Bank based upon a percentage of deposits. These requirements
approximated   $2,903,000   and  $3,490,000  at  December  31,  2000  and  1999,
respectively.

Note 3.   Available for Sale Securities

Amortized costs and fair values of available for sale securities as of December 31, 2000 and 1999 are summarized as follows:

                                                                    December 31, 2000
                                               ----------------------------------------------------------------
                                               ----------------------------------------------------------------
                                                                    Gross           Gross
                                                  Amortized      Unrealized      Unrealized         Fair
                                                    Cost            Gains         (Losses)          Value
                                               ----------------------------------------------------------------
                                               ----------------------------------------------------------------
                                                                   (Dollars in thousands)
U.S. Treasury securities                               $ 1,364            $ 11             $ -         $ 1,375
Obligations of other U.S. government
  agencies and corporations                             21,675              60             (80)         21,655
Obligations of states and
  political subdivisions                                27,969             405             (95)         28,279
Commercial paper                                         2,600               -               -           2,600
                                               ----------------------------------------------------------------
                                               ----------------------------------------------------------------
                                                        53,608             476            (175)         53,909
Mortgage-backed securities                               4,866              25             (11)          4,880
Mutual funds                                             4,182               -               -           4,182
Other                                                    2,218               -               -           2,218
                                               ----------------------------------------------------------------
                                               ----------------------------------------------------------------

                                                      $ 64,874           $ 501          $ (186)       $ 65,189
                                               ================================================================
                                               ================================================================

                                                                    December 31, 1999
                                               ----------------------------------------------------------------
                                               ----------------------------------------------------------------
                                                                    Gross           Gross
                                                  Amortized      Unrealized      Unrealized         Fair
                                                    Cost            Gains         (Losses)          Value
                                               ----------------------------------------------------------------
                                               ----------------------------------------------------------------
                                                                   (Dollars in thousands)
U.S. Treasury securities                               $ 2,506             $ 3            $ (4)        $ 2,505
Obligations of other U.S. government
  agencies and corporations                             18,087               -            (589)         17,498
Obligations of states and
  political subdivisions                                26,734              58            (431)         26,361
Commercial paper                                             -               -               -               -
                                               ----------------------------------------------------------------
                                               ----------------------------------------------------------------
                                                        47,327              61          (1,024)         46,364
Mortgage-backed securities                               5,836              24             (51)          5,809
Mutual funds                                               844               -             (30)            814
Other                                                    1,965               -               -           1,965
                                               ----------------------------------------------------------------
                                               ----------------------------------------------------------------

                                                      $ 55,972            $ 85        $ (1,105)       $ 54,952
                                               ================================================================
                                               ================================================================

Note 3.           Available for Sale Securities (Continued)

The amortized cost and fair value of available for sale securities as of December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities, mutual funds, other securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:

                                                                        December 31, 2000
                                                              ---------------------------------------
                                                              ---------------------------------------
                                                                   Amortized             Fair
                                                                     Cost               Value
                                                              ---------------------------------------
                                                              ---------------------------------------
                                                                      (Dollars in thousands)
Due in one year or less                                                  $ 12,962           $ 12,965
Due after one year through 5 years                                         22,964             23,101
Due after 5 years through 10 years                                         14,278             14,383
Due After 10 years                                                          3,404              3,460
                                                              ---------------------------------------
                                                              ---------------------------------------

                                                                         $ 53,608           $ 53,909
                                                              =======================================
                                                              =======================================

Following is a summary of the proceeds from sales of investment securities available for sale, as well as gross gains and losses for the years ended December 31:

                                                            2000              1999               1998
                                                      -------------------------------------------------------
                                                      -------------------------------------------------------
                                                                    (Dollars in thousands)
Proceeds from sales of
  available for sale securities                                $ 10,458           $ 6,110            $ 6,265
                                                      =======================================================
                                                      =======================================================

Gross gains on sales                                               $ 51               $ 8               $ 27
Gross losses on sales                                               (39)              (10)               (30)
                                                      -------------------------------------------------------
                                                      -------------------------------------------------------

                                                                   $ 12              $ (2)              $ (3)
                                                      =======================================================
                                                      =======================================================

Related income taxes (benefit)                                      $ 4              $ (1)              $ (1)
                                                      =======================================================
                                                      =======================================================

Available for sale securities with a carrying value of $19,366,000 and $23,076,000 as of December 31, 2000 and 1999 respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 4.   Loans

Major classifications of loans are as follows:
                                                                           December 31,
                                                              ---------------------------------------
                                                              ---------------------------------------
                                                                     2000                1999
                                                              ---------------------------------------
                                                              ---------------------------------------
                                                                      (Dollars in thousands)
Commercial                                                               $ 26,219           $ 28,458
Agricultural production                                                    11,326             14,965
Real estate:
  Construction                                                             42,242             37,796
  Commercial                                                               85,192             83,592
  Agricultural                                                              8,732              9,705
  Residential                                                             135,696            110,793
Consumer and other                                                          6,995              7,274
Municipal loans                                                             4,166              6,141
                                                              ---------------------------------------
                                                              ---------------------------------------
                                                                          320,568            298,724
  Less:  Allowance for loan losses                                         (3,927)            (3,581)
                                                              ---------------------------------------
                                                              ---------------------------------------

          Net Loans                                                     $ 316,641          $ 295,143
                                                              =======================================
                                                              =======================================

Changes  in the  allowance  for  estimated  losses on loans for the years  ended
December 31, 2000, 1999 and 1998 are presented as follows:

                                                                           December 31,
                                                      -------------------------------------------------------
                                                      -------------------------------------------------------
                                                            2000              1999               1998
                                                      -------------------------------------------------------
                                                      -------------------------------------------------------
                                                                       (Dollars in thousands)
Balance at beginning of year                                    $ 3,581           $ 3,421            $ 3,132
  Charge-offs                                                      (169)             (197)               (88)
  Recoveries                                                        155                27                 47
  Provision charged to expense                                      360               330                330
                                                      -------------------------------------------------------
                                                      -------------------------------------------------------

Balance at end of year                                          $ 3,927           $ 3,581            $ 3,421
                                                      =======================================================
                                                      =======================================================


The following is a summary of information pertaining to impaired loans:
                                                                      December 31,
                                                           ----------------------------------
                                                           ----------------------------------
                                                                 2000             1999
                                                           ----------------------------------
                                                           ----------------------------------
                                                                (Dollars in thousands)
Impaired loans for which an allowance has been                        $ 640          $ 1,256
  provided
Impaired loans for which no allowance has been                          187                -
  provided
                                                           ----------------------------------
                                                           ----------------------------------

Total loans determined to be impaired                                 $ 827          $ 1,256
                                                           ==================================
                                                           ==================================

Allowance provided for impaired loans, included
  in the allowance for loan losses                                     $ 54              $ -
                                                           ==================================
                                                           ==================================

                                                                        Years ended December 31,
                                                           ----------------------------------------------------
                                                           ----------------------------------------------------
                                                                 2000             1999             1998
                                                           ----------------------------------------------------
                                                           ----------------------------------------------------
                                                                       (Dollars in thousands)
Average investment in impaired loans                                $ 1,136          $ 1,875           $ 1,454
                                                           ====================================================
                                                           ====================================================

Interest income recognized on impaired loans                           $ 12             $ 31              $ 20
                                                           ====================================================
                                                           ====================================================

Interest income recognized on a cash basis on
  impaired loans                                                       $ 12             $ 31              $ 20
                                                           ====================================================
                                                           ====================================================

Certain directors and executive officers of the Company, and their related interests, had loans outstanding in the aggregate amounts of $4,086,000 and $927,000 at December 31, 2000 and 1999, respectively. During 2000, $6,159,000 of new loans were made and repayments totaled $3,000,000. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risks of collectibility or present other unfavorable features.

Note 5.   Office Buildings and Equipment

Office buildings and equipment are stated at cost less accumulated depreciation and are summarized as follows:
                                                                           December 31,
                                                              ---------------------------------------
                                                              ---------------------------------------
                                                                     2000                1999
                                                              ---------------------------------------
                                                              ---------------------------------------
                                                                      (Dollars in thousands)
Land                                                                      $ 1,632            $ 1,445
Buildings and improvements                                                  9,185              8,819
Furniture and equipment                                                     6,078              5,394
                                                              ---------------------------------------
                                                              ---------------------------------------
                                                                           16,895             15,658
  Less:  Accumulated depreciation                                           7,070              6,229
                                                              ---------------------------------------
                                                              ---------------------------------------

          Total Office Buildings and Equipment                            $ 9,825            $ 9,429
                                                              =======================================
                                                              =======================================

Note 6.   Excess of Cost Over Equity in Underlying Net Assets of Subsidiary

The excess of cost over equity in underlying net assets of the Genoa City and Pell Lake branches of the Bank at the date of the branch acquisition amounted to $1,479,000 and is included in other assets. The amount is being amortized over a period of fifteen years. Amortization expense amounted to $99,000 for each of the years ended December 31, 2000, 1999 and 1998, respectively.


Note 7.   Valuation of Core Deposits

The fair market value of core deposits of the Genoa City and Pell Lake branches of the Bank at the date of the branch acquisition amounted to $30,000. The amount, net of amortization, has been included as part of other assets and is being amortized over a period of ten years. Amortization expense amounted to $3,000, $3,000 and $3,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Accumulated amortization amounted to $13,000, $10,000 and $7,000 at December 31, 2000, 1999 and 1998, respectively.

Note 8.   Deposits and Interest on Deposits

The aggregate amount of time deposits, each with a minimum denomination of $100,000, was approximately $38,314,000 and $30,044,000 at December 31, 2000 and
1999, respectively.

At December 31, 2000,  the scheduled  maturities of time deposits are as follows
(dollars in thousands):
           Years Ending December 31,
                     2001                                $ 100,317
                     2002                                   14,532
                     2003                                    3,218
                     2004                                    6,653
                     2005                                      180
                                                -------------------
                                                -------------------

                                                         $ 124,900
                                                ===================
                                                ===================

Note 9.   Securities Sold Under Repurchase Agreements

Securities sold under agreements to repurchase generally mature within one year.

Information concerning securities sold under repurchase agreements is summarized as follows:

                                                                     2000                1999
                                                              ---------------------------------------
                                                              ---------------------------------------
                                                                      (Dollars in thousands)
Average daily balance during the year                                    $ 17,780           $ 26,216
Average daily interest rate during the year                                 5.43%              4.79%
Maximum month-end balance during the year                                $ 21,553           $ 35,908
Weighted average rate as of December 31                                     4.88%              4.66%
Securities underlying the agreements at year-end:
  Carrying value                                                         $ 19,366           $ 23,076
  Estimated fair value                                                   $ 19,366           $ 23,076

Term federal funds purchased and treasury tax and loan deposits generally are repaid within one to 120 days from the transaction date.

Note 10.   Other Borrowings

Other borrowings consisted of the following at December 31:
                                                                     2000                1999
                                                              ---------------------------------------
                                                              ---------------------------------------
                                                                      (Dollars in thousands)
Federal Home Loan Bank advances                                          $ 35,344           $ 27,168
Note payable                                                                  600                600
                                                              ---------------------------------------
                                                              ---------------------------------------

                                                                         $ 35,944           $ 27,768
                                                              =======================================
                                                              =======================================

The Bank has a master contract agreement with the Federal Home Loan Bank (FHLB) which provides for borrowing up to the maximum of 60 percent of the book value of the Bank's first lien 1-4 family real estate loans, or $89,365,000, at December 31, 2000. The indebtedness is evidenced by a master contract dated
September 14, 1992. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as Federal funds and Treasury Bill rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities. Maturity and interest rate information on advances from the FHLB and the principal payments required on the note payable as of December 31, 2000 is as follows:

                                                                        Weighted
                                                                        Average
                   Maturity                         Amount Due       Interest Rate
                                                --------------------------------------
                                                --------------------------------------
                     2001                                 $ 26,097              5.85%
                     2002                                    3,422              5.68%
                     2003                                    2,083              5.82%
                     2004                                    3,902              6.45%
                     2005                                      137              6.35%
                  Thereafter                                   303              6.44%
                                                --------------------------------------
                                                --------------------------------------

                                                          $ 35,944              5.90%
                                                ===================
                                                ===================

The advances are secured by real estate mortgages with a carrying value of $58,907,000.

The Bank has a note payable with a third party bank used to acquire a permanent facility for a branch that formerly occupied rented space. The note payable bears an interest rate of 6.5 percent with monthly payments of interest only through July 2001 and interest and principal payments from August 2001 through June 2008 of $8,910. The outstanding balance as of December 31, 2000 and 1999 was $600,000.

 Years Ending December 31,
                     2001                                     $ 29
                     2002                                       72
                     2003                                       77
                     2004                                       82
                     2005                                       87
                  Thereafter                                   253
                                                -------------------
                                                -------------------

                                                             $ 600
                                                ===================
                                                ===================

Note 11.   Stockholders' Equity

The Company has an Incentive Stock Option Plan which provides for the granting of options for up to 300,000 shares of common stock to key officers and employees of the Company. The exercise price of each option equals the market price of the Company's stock on the date of grant. Options may be exercised
33.33 percent per year beginning one year after the date of the grant and must be exercised within a four-year period. During 1999, the amendment to extend the plan time period for exercising grants to ten years from grant date met final approval at the annual stockholder meeting in April 1999.


Activity of the Incentive Stock Option Plan is summarized in the following table:
                                     Weighted-
                                      Average                                                  Weighted-
                                     Fair Value                                                 Average
                                     of Option      Options                      Options       Exercise
                                      Granted      Available    Exercisable    Outstanding       Price
                                    -----------------------------------------------------------------------
                                    -----------------------------------------------------------------------
Balance - December 31, 1997                            241,913        37,628          55,872         25.30
  Granted                                   7.69       (49,350)                       49,350         32.44
  Exercise of stock options                                  -                        (3,913)        24.37
  Canceled                                               3,275                        (3,275)        26.41
                                                 --------------              ----------------
                                                 --------------              ----------------

Balance - December 31, 1998                            195,838        30,632          98,034         28.89
  Granted                                   7.57       (83,725)                       83,725         34.01
  Exercise of stock options                                  -                        (7,283)        19.67
  Canceled                                              45,700                       (45,700)        32.29
                                                 --------------              ----------------
                                                 --------------              ----------------

Balance - December 31, 1999                            157,813        35,380         128,776         31.53
  Granted                                   9.31       (45,275)                       45,275         36.14
  Exercise of stock options                                                           (8,444)        22.93
  Canceled                                               6,781                        (6,781)        31.88
                                                 --------------              ----------------
                                                 --------------              ----------------

Exercisable - December 31, 2000                        119,319                       158,826         33.29
                                                 ==============              ================
                                                 ==============              ================

The following table summarizes information about stock options outstanding at December 31, 2000:

                       Options Outstanding                                      Options Exercisable
                ---------------------------------------------------------------------------------------------
                ---------------------------------------------------------------------------------------------
                                Weighted-Average     Weighted-Average                     Weighted-Average
   Exercise        Number          Remaining             Exercise           Number            Exercise
     Price       Outstanding    Contractual Life          Price           Exercisable          Price
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
        $ 25.50        11,250           1 year                  $ 25.50          11,250              $ 25.50
    27.50-28.50        19,184           2 years                   28.40          19,184                28.40
    29.00-32.50         5,942           3 years                   32.37           3,981                32.37
    33.50-35.50        77,175           9 years                   34.02          25,468                34.02
    35.50-37.38        45,275         10 years                    36.14               -                36.14
                --------------                                          ----------------
                --------------                                          ----------------

                      158,826                                                    59,883
                ==============                                          ================
                ==============                                          ================

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

                                                            2000              1999               1998
                                                      -------------------------------------------------------
                                                      -------------------------------------------------------
                                                         (Dollars in thousands except per share data)
Net income - as reported                                        $ 4,786           $ 4,162            $ 3,388
  Pro forma                                                       4,651             4,136              3,365
Basic earnings per share - as reported                             3.24              2.80               2.28
  Pro forma                                                        3.15              2.78               2.26
Diluted earnings per share - as reported                           3.21              2.78               2.27
  Pro forma                                                        3.12              2.77               2.25



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 1.8 percent, 1.7 percent and 1.7 percent; expected volatility of 5.2 percent,
5.3 percent and 5.3 percent,  blended  risk-free  interest rates of 5.8 percent,
5.9 percent and 5.0 percent; and expected lives of 10 years, 10 years and 5 years.

A reconciliation of the numerators and the denominators of basic earnings per share and diluted earnings per share are:

                                                                                              Per Share
                                                           Income            Shares             Amount
                                                      -------------------------------------------------------
                                                      -------------------------------------------------------
                                                             (Amounts in thousands except per share data)
2000
  Earnings per share - basic                                    $ 4,786             1,477             $ 3.24
                                                                                          ===================
                                                                                          ===================
  Effect of options                                                   -                15
                                                      ------------------------------------
                                                      ------------------------------------

          Earnings per share - diluted                          $ 4,786             1,492             $ 3.21
                                                      =======================================================
                                                      =======================================================

1999
  Earnings per share - basic                                    $ 4,162             1,486             $ 2.80
                                                                                          ===================
                                                                                          ===================
  Effect of options                                                   -                10
                                                      ------------------------------------
                                                      ------------------------------------

          Earnings per share - diluted                          $ 4,162             1,495             $ 2.78
                                                      =======================================================
                                                      =======================================================

1998
  Earnings per share - basic                                    $ 3,388             1,487             $ 2.28
                                                                                          ===================
                                                                                          ===================
  Effect of options                                                   -                 7
                                                      ------------------------------------
                                                      ------------------------------------

          Earnings per share - diluted                          $ 3,388             1,494             $ 2.27
                                                      =======================================================
                                                      =======================================================

Note 12.   Income Taxes

The provision for income taxes included in the accompanying consolidated financial statements consists of the following:

                                                                           December 31,
                                                      -------------------------------------------------------
                                                      -------------------------------------------------------
                                                            2000              1999               1998
                                                      -------------------------------------------------------
                                                      -------------------------------------------------------
                                                                     (Dollars in thousands)
  Current                                                       $ 1,526           $ 1,879            $ 1,589
  Deferred                                                          353               (19)              (202)
                                                      -------------------------------------------------------
                                                      -------------------------------------------------------

                                                                  1,879             1,860              1,387
                                                      =======================================================
                                                      =======================================================

The net deferred tax assets in the accompanying consolidated balance sheets include the following amounts of deferred tax assets and liabilities:

                                                                     2000                1999
                                                              ---------------------------------------
                                                              ---------------------------------------
                                                                     (Dollars in thousands)
Deferred Tax Assets
  Allowance for loan losses                                               $ 1,113            $ 1,103
  Depreciation                                                                  -                 28
  Pension                                                                     168                223
  Deferred compensation                                                       296                348
  Unrealized loss on available for sale securities                              -                337
  Other                                                                         5                 16
Deferred Tax Liabilities
  Fixed Assets                                                               (179)                 -
  Unrealized gain on available for sale securities                           (107)                 -
  Other                                                                       (49)               (11)
                                                              ---------------------------------------
                                                              ---------------------------------------

Net deferred tax asset                                                    $ 1,247            $ 2,044
                                                              =======================================
                                                              =======================================

A reconciliation of statutory Federal income taxes based upon income before taxes, to the provision for federal and state income taxes, as summarized above, is as follows:

                                        2000                       1999                          1998
                                    -----------------------------------------------------------------------------------
                                    -----------------------------------------------------------------------------------
                                                     % of                         % of                        % of
                                                    Pretax                       Pretax                      Pretax
                                       Amount       Income        Amount         Income         Amount       Income
                                    -----------------------------------------------------------------------------------
                                    -----------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
Computed "expected" tax
  expense                                $ 2,333         35.0%       $ 2,108           35.0%       $ 1,671       35.0%
Effect of graduated tax rates                (67)         (1.0)          (61)           (1.0)          (48)       (1.0)
    Tax-exempt interest, net                (487)         (7.3)         (470)           (7.8)         (395)       (8.3)
    State income taxes, net
        of federal benefit                    34           0.5           230             3.8           189         3.9
    Other, net                                66           1.0            53             0.9           (30)       (0.6)
                                    -----------------------------------------------------------------------------------
                                    -----------------------------------------------------------------------------------
                                         $ 1,879         28.2%       $ 1,860           30.9%       $ 1,387       29.0%
                                    ===================================================================================
                                    ===================================================================================

Note 13.   Profit-Sharing Plan

The Company has a 401(k) Plan whereby substantially all eligible employees participate in the Plan. Employees may contribute up to 15 percent of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 50 percent of the first 4 percent of an employee's compensation contributed to the Plan. Matching contributions vest to the employee over a six-year period. For the years ended December 31, 2000, 1999 and 1998, contributions to the Plan amounted to $163,000, $156,000 and $131,000, respectively.


Note 14.   Salary Continuation Agreement

The Company has entered into salary continuation agreements with various executive officers. The agreements provide for the payment of specified amounts upon the employee's retirement or death which is being accrued over the anticipated remaining period of employment. Expenses recognized for future benefits under these agreements totaled $57,000, $59,000 and $59,000 during 2000, 1999 and 1998, respectively.

Although not part of the agreement, the Company purchased life insurance on the officers which could provide funding for the payment of benefits. Included in other assets is $1,586,000 and $1,518,000 of related cash surrender value of the life insurance as of December 31, 2000 and 1999, respectively.


Note 15.   Commitments and Contingencies

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

A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of December 31, 2000 and 1999 is as follows:


                                                                      (Dollars in thousands)
Financial instruments whose contract
  amounts represent credit risk:
    Commitments to extend credit                                    $ 56,489           $ 49,006
    Standby letters of credit                                          6,838              4,869

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.


Note 16.   Concentration of Credit Risk

The Company and the Bank do not engage in the use of interest rate swaps, futures or option contracts as of December 31, 2000.

Practically all of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank's market area. Although the Bank has a diversified loan portfolio, the ability of their debtors to honor their contracts is dependent on the economic conditions of the counties surrounding the Bank. The concentration of credit by type of loan is set forth in Note 4.

Note 17.   Regulatory Capital Requirements and Restrictions of Dividends

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy requires the Company and the Bank to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2000, the most recent notification from the regulatory agencies categorized the Company as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since these notifications that management believes have changed the Company's or Bank's category.

Note  17.  Regulatory   Capital   Requirements  and  Restrictions  on  Dividends
(Continued)

The Company's and the Bank's actual capital amounts and ratios as of December 31, 2000 and 1999 are presented in the following table:

                                                                For Capital                      Capitalized Under
                                                                 Adequacy                        Prompt Corrective
                                       Actual                    Purposes                        Action Provisions
                                    -----------------------------------------------------------------------------------
                                    -----------------------------------------------------------------------------------
                                       Amount        Ratio        Amount          Ratio         Amount        Ratio
                                    -----------------------------------------------------------------------------------
                                    -----------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
As of December 31, 2000:
  Total capital risk
    (to risk-weighted assets):
      First Banking Center, Inc.        $ 40,571     12.3%          $ 26,442      8.0%            N/A
      First Banking Center              $ 39,612     12.0%          $ 26,383      8.0%            $ 32,978    10.0%
  Tier I capital (to risk-weighted assets):
      First Banking Center, Inc.        $ 36,644     11.1%          $ 13,221      4.0%            N/A
      First Banking Center              $ 35,685     10.8%          $ 13,191      4.0%            $ 19,787    6.0%
  Tier I capital (to average assets):
      First Banking Center, Inc.        $ 36,644     9.1%           $ 16,197      4.0%            N/A
      First Banking Center              $ 35,685     8.8%           $ 16,173      4.0%            $ 20,216    5.0%

As of December 31, 1999:
  Total capital risk
    (to risk-weighted assets):
      First Banking Center, Inc.        $ 36,462     11.9%          $ 24,516      8.0%            N/A
      First Banking Center              $ 35,673     11.7%          $ 24,458      8.0%            $ 30,573    10.0%
  Tier I capital (to risk-weighted assets):
      First Banking Center, Inc.        $ 32,881     10.7%          $ 12,258      4.0%            N/A
      First Banking Center              $ 32,092     10.5%          $ 12,229      4.0%            $ 18,344    6.0%
  Tier I capital (to average assets):
      First Banking Center, Inc.        $ 32,881     8.4%           $ 15,615      4.0%            N/A
      First Banking Center              $ 32,092     8.2%           $ 15,593      4.0%            $ 19,491    5.0%

Note  17.  Regulatory   Capital   Requirements  and  Restrictions  on  Dividends
           (Continued)

A source of income and funds of the Company are dividends from the Bank. Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by Federal and State regulatory agencies. Under this formula, dividends of approximately $9,711,000 may be paid without prior regulatory approval. Maintenance of adequate capital at the Bank effectively restricts potential dividends to an amount less than $9,711,000.


Note 18.   Fair Value of Financial Information

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than a forced liquidation. Fair value is best-determined base upon quoted market prices. However, in many instance, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimated using present value or other valuation techniques. Those techniques are significantly affected by assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

       Cash and due from banks: The carrying amounts of cash and due from banks equal their fair values.

       Federal funds sold: The carrying amounts of Federal funds sold equal their fair values.

       Interest-bearing   deposits   in   banks:   The   carrying   amounts   of
       interest-bearing deposits in banks equal their fair values.

       Available for sale securities: Fair values for securities are based on quoted market prices.

       Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for all other loans are estimated by discounting contractual cash flows using estimated market discount rates, which reflect the credit and interest rate risk inherent in the loan.

       Deposits: The fair values disclosed for demand deposits (interest and non-interest checking, passbook savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates within the market place.

       Short-term   Borrowings:    The  carrying  amounts  of  borrowings  under
       repurchase agreements and the U.S. Treasury note approximate their fair values.

       Other borrowings: The fair values of other borrowings are estimated using discounted cash flow analysis based on current interest rates being offered by instruments with similar terms and credit quality.

       Off-balance-sheet instruments: The estimated fair value of fee income on letters of credit at December 31, 2000 and 1999 is insignificant. Loan commitments on which the committed interest rate is less that the current market rate are also insignificant at December 31, 2000 and 1999.

       Accrued interest receivable and payable: The carrying amounts of accrued interest receivable and payable equal their fair values.

The estimated fair values of the Company's financial instruments are as follows:


                                                    2000                            1999
                                               ----------------------------------------------------------------
                                               ----------------------------------------------------------------
                                                  Carrying        Estimated       Carrying        Estimated
                                                   Amount        Fair Value        Amount        Fair Value
                                               ----------------------------------------------------------------
                                               ----------------------------------------------------------------
                                                                   (Dollars in thousands)
Financial Assets
  Cash and due from banks                             $ 29,287        $ 29,287        $ 19,123        $ 19,123
  Federal funds sold                                         -               -           4,242           4,242
  Interest-bearing deposits
    in banks                                               696             696              40              40
  Available for sale securities                         65,189          65,189          54,952          54,952
  Loans, net                                           316,641         319,916         295,143         292,847
  Accrued interest receivable                            3,706           3,706           2,815           2,815

Financial Liabilities
  Deposits                                             334,940         334,910         306,144         305,863
  Repurchase agreements                                 17,299          17,299          21,131          21,131
  U.S. Treasury note account                               100             100             100             100
  Other borrowings                                      35,944          35,083          27,768          27,416
  Accrued interest payable                               1,546           1,546           1,290           1,290

Note 19.   Parent Company Only Condensed Financial Information

                                                  BALANCE SHEETS
                                               (Parent Company Only)

                                                                                    December 31,
                                                                      --------------------------------------
                                                                      --------------------------------------
                                                                             2000               1999
                                                                      --------------------------------------
                                                                      --------------------------------------
                                                                             (Dollars in thousands)
ASSETS
  Cash                                                                             $ 180              $ 169
  Interest-bearing deposits in banks                                                 270                110
  Investment in subsidiary                                                        36,979             32,625
  Loans                                                                              336                211
  Other assets                                                                       409                529
                                                                      --------------------------------------
                                                                      --------------------------------------

          Total assets                                                          $ 38,174           $ 33,644
                                                                      ======================================
                                                                      ======================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Other liabilities                                                                $ 226              $ 227
                                                                      --------------------------------------
                                                                      --------------------------------------

STOCKHOLDERS' EQUITY
  Common stock                                                                     1,489              1,489
  Surplus                                                                          4,178              4,236
  Retained earnings                                                               32,525             28,717
                                                                      --------------------------------------
                                                                      --------------------------------------
                                                                                  38,192             34,442
  Common stock in treasury at cost                                                  (452)              (342)
  Accumulated other comprehensive income (loss)                                      208               (683)
                                                                      --------------------------------------
                                                                      --------------------------------------

          Total stockholders' equity                                              37,948             33,417
                                                                      --------------------------------------
                                                                      --------------------------------------

          Total liabilities and
            stockholders' equity                                                $ 38,174           $ 33,644
                                                                      ======================================
                                                                      ======================================


                                        STATEMENTS OF INCOME
                                       (Parent Company Only)

                                                                            December 31,
                                                     ---------------------------------------------------------
                                                     ---------------------------------------------------------
                                                            2000               1999               1998
                                                     ---------------------------------------------------------
                                                     ---------------------------------------------------------
                                                                      (Dollars in thousands)
Income
  Dividends from subsidiary                                     $ 1,307            $ 1,226              $ 796
  Management fees from subsidiary                                 3,926              3,440              3,049
  Other                                                              24                 20                 27
                                                     ---------------------------------------------------------
                                                     ---------------------------------------------------------
          Total income                                            5,257              4,686              3,872
                                                     ---------------------------------------------------------
                                                     ---------------------------------------------------------

Expenses
  Salaries and employee benefits                                  2,242              2,079              1,881
  Occupancy expenses                                                278                220                191
  Equipment expense                                                 577                477                346
  Computer services                                                 163                146                 58
  Other expenses                                                    666                518                573
                                                     ---------------------------------------------------------
                                                     ---------------------------------------------------------
          Total expenses                                          3,926              3,440              3,049
                                                     ---------------------------------------------------------
                                                     ---------------------------------------------------------

Income before income taxes
  and equity in undistributed
  net income of subsidiary                                        1,331              1,246                823

Income taxes                                                          8                  6                  4
                                                     ---------------------------------------------------------
                                                     ---------------------------------------------------------

Income before equity in
  undistributed net income
  of subsidiary                                                   1,323              1,240                819

Equity in undistributed
  net income of subsidiary                                        3,463              2,922              2,569
                                                     ---------------------------------------------------------
                                                     ---------------------------------------------------------

          Net income                                            $ 4,786            $ 4,162            $ 3,388
                                                     =========================================================


                                                    STATEMENTS OF CASH FLOWS
                                                     (Parent Company Only)

                                                                                    December 31,
                                                                 -------------------------------------------------
                                                                 -------------------------------------------------
                                                                      2000             1999            1998
                                                                 -------------------------------------------------
                                                                 -------------------------------------------------
                                                                               (Dollars in thousands)
Cash Flows From Operating Activities
  Net income                                                             $ 4,786          $ 4,162         $ 3,388
  Adjustments to reconcile net income to net
    cash flows provided by operating activities
      Amortization of goodwill                                                 -                1               1
      (Increase) decrease in other assets                                    120             (126)           (202)
      Increase in other liabilities                                            9               67             100
      Equity in undistributed net income of subsidiary                    (3,463)          (2,922)         (2,569)
          Net cash flows provided by
            operating activities                                           1,452            1,182             718
                                                                 -------------------------------------------------
                                                                 -------------------------------------------------

Cash Flows From Investing Activities
  Net (increase) decrease in interest-bearing                               (160)             290            (269)
    deposits in banks
  Net increase in loans                                                     (125)             (94)            (27)
                                                                 -------------------------------------------------
                                                                 -------------------------------------------------
          Net cash flows provided by (used in)
            investing activities                                            (285)             196            (296)
                                                                 -------------------------------------------------
                                                                 -------------------------------------------------

Cash Flows From Financing Activities
  Proceeds from stock options exercised                                        -                -              95
  Purchase of treasury stock                                                (404)            (561)              -
  Proceeds from reissuance of treasury stock from
    stock options exercised                                                  194              143               -
  Dividends paid                                                            (946)            (876)           (803)
                                                                 -------------------------------------------------
                                                                 -------------------------------------------------
          Net cash flows used in                                          (1,156)          (1,294)           (708)
                                                                 -------------------------------------------------
                                                                 -------------------------------------------------
            financing activities

          Net increase (decrease) in cash                                     11               84            (286)

Cash:
  Beginning                                                                  169               85             371
                                                                 -------------------------------------------------
                                                                 -------------------------------------------------

  Ending                                                                   $ 180            $ 169            $ 85
                                                                 =================================================
                                                                 =================================================

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         The Company had no disagreement with the accountants regarding any information presented.


PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on Tuesday, April 17, 2001, is incorporated herein by reference.


ITEM 11: EXECUTIVE COMPENSATION

         The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on Tuesday, April 17, 2001, is incorporated herein by reference.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on Tuesday, April 17, 2001, is incorporated herein by reference.



ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)      Transactions with management and others

                  None

(b)      Certain business relationships

                  None

(c)      Indebtedness of management

                  This information is presented on page 14, Note 4 of the Annual
                  Report  to  Shareholders,   and  is  incorporated   herein  by
                  reference.

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



*Each of the above signatures is affixed as of March 12, 2001.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

(a)  Annual Report to Shareholders (Incorporated within the 10K)

(b)  All proxy material in connection with the 2001 Annual Shareholders Meeting.




                                  SCHEDULE 14A

                                 (RULE 14A-101)

                     INVORMATION REQUIRED IN PROXY STATEMENT
                            SCHEDULE 14A INFORMATION

                Proxy Statement Pursuant to Section 14(a) of the
                         Securities Exchange Act of 1934
                               (Amendment No. ___)

Filed by Registrant...............................|X|

Filed by a party other than the registrant........| |


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



Payment of filing fee (check the appropriate box):


|X| No fee required

| | Fee computed on table below per Exchange Act Rules 14a-6(I)(1) and 0-11.

                           FIRST BANKING CENTER, INC.
                              400 Milwaukee Avenue
                           Burlington, Wisconsin 53105

                                 PROXY STATEMENT
                         ANNUAL MEETING OF SHAREHOLDERS
                                 April 17, 2001

The Annual Meeting of Stockholders of First Banking Center, Inc. (the "Corporation") will be held at 1:30 P.M. on April 17, 2001 (the "Annual Meeting"), at First Banking Center, Inc., 400 Milwaukee Avenue, Burlington, for the purposes set forth in the attached Notice of Annual Meeting. The accompanying Proxy is solicited on behalf of the Board of Directors of the Corporation in connection with such meeting or any adjournment(s) thereof. The approximate date on which the Proxy Statement and form of Proxy are expected to be sent to security holders is March 16, 2001.

                       VOTING OF PROXIES AND REVOCABILITY

When the Proxy is properly executed and returned to the Secretary of the Corporation, it will be voted as directed by the Stockholder executing the Proxy unless revoked. If no directions are given, the shares represented by the Proxy will be voted FOR the election of the nominees listed in the Proxy Statement and FOR ratification of the proposed amendment of the 1994 Incentive Stock Plan. If additional matters are properly presented, the persons named in the Proxy will have discretion to vote in accordance with their own judgment in such matters. Any person giving a Proxy may revoke it at any time before it is exercised by the execution of another Proxy bearing a later date, or by written notification to the Secretary of the Corporation, Mr. John S. Smith, Secretary of First Banking Center, Inc., 400 Milwaukee Avenue, Burlington, Wisconsin 53105. Stockholders who are present at the Annual Meeting may revoke their Proxy and vote in person if they so desire. The amendment of the 1994 Incentive Stock Plan will be ratified if the votes cast in favor of the amendment exceed the votes cast against it.

         VOTING SECURITIES, PERSONS ENTITLED TO VOTE AND VOTES REQUIRED

As of January 31, 2001, there were 1,477,022 shares of Common Stock ($1.00 par value) (the "Common Stock") of the Corporation outstanding. The Board of Directors has fixed March 2, 2001 as the record date and only stockholders whose names appear of record on the books of the Corporation at the close of business on March 2, 2001, will be entitled to notice of and to vote at the Annual Meeting or any adjournment(s) thereof. A stockholder is entitled to one vote for each share of stock registered in his or her name. A majority of the outstanding Common Stock will constitute a quorum for the transaction of business at the Annual Meeting. Abstentions will be treated as shares that are present and entitled to vote for purposes of determining the presence of a quorum, but as unvoted for purposes of determining the approval of any matter submitted to the shareholders for a vote. The three nominees for director who receive the largest number of affirmative votes cast at the Annual Meeting will be elected as directors.

THE COST OF SOLICITATION OF THE PROXIES WILL BE BORNE BY FIRST BANKING CENTER, INC. IN ADDITION TO USE OF THE MAILS, PROXIES MAY BE SOLICITED PERSONALLY BY THE OFFICERS OF FIRST BANKING CENTER, INC., AND BY TELEPHONE.

The complete mailing address of First Banking Center, Inc. is 400 Milwaukee Avenue, P.O. Box 660, Burlington, Wisconsin, 53105.

                         PRINCIPAL HOLDERS OF SECURITIES

As of January 31, 2001, the Trust Department of a wholly owned subsidiary of the Corporation owned in a fiduciary capacity 139,928 shares of Common Stock, constituting 9.47% of the Corporation's outstanding shares entitled to vote. Sole voting and investment power is held with respect to 39,844 of such shares, representing 2.7% of the outstanding common stock. The only shareholder known to the Corporation to own beneficially more than 5% of the outstanding Common Stock is Mr. Roman Borkovec. Mr. Borkovec's address is 31008 Weiler Road, Burlington, WI 53105. Mr. Borkovec's holdings consist of 56,145 shares held directly; 18,947 shares held in joint tenancy with his wife; and 8,151 shares held by his wife in which shares Mr. Borkovec disclaims voting and investment powers. The total shares owned by Mr. Borkovec and his wife represent 5.64% of the outstanding Common Stock.

                                   PROPOSAL 1
                              ELECTION OF DIRECTORS

The Board of Directors of the Corporation is divided in three classes designated as Class I, II, and III, as nearly equal in size as possible, with each class of directors serving staggered three-year terms. The term of office of directors in Class II expires at the Annual Meeting. At the Annual Meeting, shareholders will elect three Class II directors to serve until the Corporation's annual meeting of shareholders in the year 2004 and until their successors are elected and qualified.

It is the recommendation of the Board of Directors that the 3 nominees for Class II director listed below be elected. Unless authority is withheld by your proxy, it is intended that the shares represented by the proxy will be voted FOR the 3 nominees listed below. All listed nominees are incumbent directors. All listed nominees are also directors of First Banking Center, (the "Subsidiary Bank") the wholly owned subsidiary of the Corporation located in Burlington, Wisconsin. If any nominee is unable to serve for any reason, the proxies will be voted for such person as shall be designated by the Board of Directors to replace such nominee. The Board has no reason to expect that any nominee will be unable to serve.


                                                                                                                       Director
                                            Name and Background                                                          Since

Nominees for Directors for Term Expiring in 2004

Class II Directors
David Boilini, age 48, has been President of J. Boilini Farms, a diversified commercial operation involved in the growing of vegetables and grain, as well as the production of mint for the flavoring industry since 1979. Mr.
    Boilini has been a director of the Subsidiary Bank since February 1993...............................................1993

Thomas Laken, Jr., age 58, has been President and owner of Finishing and Plating Services, a commercial electroplating job shop, located in Kenosha, Wisconsin since 1980. Mr. Laken was appointed to the Board in
    April of 1998. He has been a director of the Subsidiary Bank since 1996. ............................................1998

Daniel T. Jacobson, age 43, is a CPA and partner in the firm of Reffue, Pas, Jacobson & Koster, LLP in Monroe,
    Wisconsin. He has been with the accounting firm since 1979. Mr. Jacobson was appointed to the Board in April
    1998 and previously served on the Board of First Banking Center - Albany, a subsidiary bank of the Corporation, from 1994 until it was merged with First Banking Center, Burlington in April 1998....................................1998

                                            Name and Background                                                        Director
Continuing Directors                                                                                                     Since

Class I Directors (Term Expiring in 2003)
John S. Smith, age 41, has been President and Trust Officer of the Subsidiary Bank since April 1994. Mr. Smith has been a director of the Subsidiary Bank since 1992. He was Executive Vice President of the Subsidiary Bank, from
    1990 to 1994.........................................................................................................1992

John M. Ernster, age 51, has been Manager of Distribution Operations for Wisconsin Electric Power Company since
    1994 and has held various positions with Wisconsin Electric Power Company since 1972. He has been a director of the Subsidiary Bank since 1991. .....................................................................................1992

Richard McKinney, age 63, was elected Vice Chairman of the Board in November of 1998. He has been president of
    Tobin Drugs, Inc., Burlington, Wisconsin since 1981 and owner of Sue's Hallmark, Lake Geneva, Wisconsin since
    1993. Mr. McKinney has been a director of the Subsidiary Bank since May 1988.........................................1988


Keith Blumer, age 52, has been President and owner of Plainview Stock Farms, a cattle and grain farm operation near Albany, Wisconsin since 1979. Mr. Blumer was appointed to the Board in April 1998 and previously served on the Board of First Banking Center - Albany, a subsidiary bank of the Corporation, from 1985 until it was merged with First Banking Center, Burlington in April 1998. ................................................................1998

                                            Name and Background                                                        Director
Class III Directors (Term Expiring in 2002)                                                                              Since
Brantly Chappell, age 47, was hired as President and CEO of the Corporation in October 1997. At that time he was also appointed to the Board of the Corporation and the Board of the Subsidiary Bank. In April of 1998 Mr.
    Chappell was elected CEO of the Subsidiary Bank. From 1983 to 1997 Mr. Chappell held various senior management positions with Bank One, most recently Executive Vice President/Market Manager of Madison Market. ...................1997

Melvin W. Wendt, age 62, was elected Chairman of the Board in November of 1998. He has owned and operated Mel
    Wendt Realty, a real estate brokerage firm, since 1964. Mr. Wendt has also served as Chairman of the Board of the Subsidiary Bank since November 1998 and has been a member of the Subsidiary Bank board since 1989. ..............1989

Charles R. Wellington, age 51, has been a partner in the law firm of Kittelsen, Barry, Ross, Wellington and
    Thompson since 1981. Mr. Wellington previously served on the Board of First Banking Center - Albany, a subsidiary bank of the Corporation, from 1989 until it was merged with First Banking Center, Burlington in
    April 1998. .........................................................................................................1996

Dr. Robert Fait, age 56, has been a Doctor of Optometry at Family Vision and Contact Lens Center Eye Clinic in
    Burlington, Wisconsin since 1968. He founded and has served as president of WVA, a wholesale medical supply distribution firm, since 1982. He also founded and has served as vice president of Pentech Pharmaceuticals, a research and development drug company, since 1993. Dr. Fait has been a member of the Subsidiary Bank Board since November 1998. ................................................................................................2000



Information Regarding Board of Directors and Committees

The Board of Directors of First Banking Center, Inc., held three meetings during the year of 2000.

All Directors attended at least 75% of the meetings of the Board of Directors and committees of which they were a member.

The committees and committee assignments are set forth below. In addition, Directors of the Corporation serve as Directors and committee members of the Corporation's Subsidiary Bank.

The Compensation Committee, whose members in 2000 were Mr. Wendt, Dr. Fait and Mr. Laken, met three times during 2000. The committee's duties are to define personnel needs, establish compensation and fringe benefit guidelines, and evaluate senior management performance. The committee makes its recommendations to the full Board for their approval.

The Audit Committee, whose members in 2000 were Mr. Ernster, Mr. Laken, and Mr. Jacobson met five times during 2000. The primary function is to verify and evaluate operational systems in the Corporation and to determine that proper accounting and audit procedures are being followed as established by company policies. Additionally, the Audit Committee makes recommendations as to the engagement of independent auditors.

The Nominating Committee whose members are Mr. Wendt, Mr. Smith, Mr. Ernster, Mr. Chappell, and Mr. Wellington met once during 2000. The committee is responsible  for the  selection  of  nominees  to the  Board of  Directors.  The
Nominating Committee will consider nominees to the Board submitted by stockholders in writing to the Secretary of First Banking Center, Inc.

For additional information on the Compensation Committee, please refer to "Compensation Committee Report on Executive Compensation." For additional information on the Audit Committee, please refer to "Audit Committee Disclosures" and "Audit Committee Report."

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

                                    .                       Common Stock directly,
Name and Other Position with                              indirectly or beneficially        Percent of
First Banking Center, Inc.                               owned as of January 20, 2001       Outstanding
--------------------------                               ----------------------------       -----------
Brantly Chappell (President & CEO)....................................7,280  (1)(2)              .49%
John S. Smith (Secretary)............................................19,797  (1)(3)             1.34%
Melvin W. Wendt (Chairman)...........................................14,449  (1)(4)              .98%
Richard McKinney (Vice Chairman)......................................9,706  (1)(5)              .66%
Keith Blumer..........................................................2,329  (1)(6)              .16%
David Boilini........................................................15,720  (1)(7)             1.06%
John M. Ernster.......................................................2,454  (1)(8)              .17%
Robert Fait..........................................................30,019  (1)(9)             2.03%
Daniel T. Jacobson....................................................1,925  (1)(10)             .13%
Thomas Laken, Jr......................................................4,372  (1)(11)             .30%
Charles R.Wellington..................................................3,667  (1)(12)             .25%
All directors and named executive officers as a group...............111,718                     7.57%

<F1>
(1)......Includes shares issuable pursuant to incentive stock options exercisable  within sixty days of January 31, 2001 as follows:
              Mr. Chappell,  4,333 shares,  Mr. Smith, 4,900 shares, Mr. Wendt, 567 shares,  Mr. McKinney,  567 shares,  Mr. Blumer,
              567 shares, Mr. Boilini,  567 shares,  Mr. Ernster,  467 shares, Dr. Fait, 367 shares, Mr. Jacobson,  567 shares,  Mr.
              Laken, 467 shares, Mr. Wellington, 567 shares.
<F2>
(2)......Includes 716  shares held directly by  Mr. Chappell,  1,130 shares held in joint tenancy  with his wife  in whom shares Mr.
         Chappell  shares voting and  investment powers, and 1,101 shares held by his wife in whom  Mr. Chappell disclaims voting or investment powers.
<F3>
(3)......Includes 14,872 shares held directly by Mr. Smith and 25 shares,  which Mr.  Smith holds in custody for his daughter  under the  Wisconsin Uniform Gift to Minors Act.
<F4>
(4)......Includes 2,925 shares held directly by Mr. Wendt and 10,957 shares held in joint tenancy with his wife in which shares  Mr.
         Wendt has shared voting and investment powers.
<F5>
(5)......Includes  4,364 shares held  directly by  Mr. McKinney,  2,452 shares held in  joint tenancy with his wife  in which shares
         Mr.  McKinney  shares voting and  investment powers, and  2,323  shares held  by his wife  in which Mr.  McKinney disclaims voting or investment powers.
<F6>
(6)......Includes 1,662 shares held  directly by Mr.  Blumer and 100 shares held in joint  tenancy with his wife in which Mr. Blumer shares voting and investment powers.


<F7>
(7)......Includes 10,780 shares held directly by Mr. Boilini,and 1,878 shares owned by J. Boilini Farms which Mr. Boilini has shared voting and investment powers, and 2,495 shares held in a trust of which Mr. Boilini is trustee.
<F8>
(8)......Includes  1,817shares  held directly by Mr. Ernster and 170 shares held by his  wife in which shares Mr. Ernster  disclaims voting or investment powers.
<F9>
(9)......Includes 400 shares held directly by Dr. Fait and 29,194 shares held in a Trust of which Dr. Fait and his wife are trustees and share voting and  investment  powers,  and 58  shares held  by his  wife in which  shares Dr.  Fait disclaims voting or investment powers.
<F10>
(10).....Includes  425 shares held  directly by Mr.  Jacobson,  733  shares held in joint  tenancy with his wife in which shares Mr.
         Jacobson  shares voting and investment  powers,  and 200 shares which Mr.  Jacobson holds in custody for his daughter under the Wisconsin Uniform Gift to Minors Act.
<F11>
(11).....Includes 2,763 shares held  directly by Mr.  Laken,  896 shares held in joint tenancy with his wife in whom shares Mr.Laken shares  voting and investment powers,  and  246 shares held by his  wife in whom  Mr. Laken  disclaims voting or investment powers.
<F12>
(12).....Includes of 3,100 shares held directly by Mr. Wellington

                            COMPENSATION OF DIRECTORS
Fees

Non-employee directors of the Corporation were paid the following fees for their services in 2000: $525 per Subsidiary Bank board meeting, and $100 per Subsidiary Bank committee meeting attended. If the Corporation's board meetings are held in conjunction with the Subsidiary Bank meeting, the fee is $100 per Corporation Board meeting attended. Otherwise, the fee for the Corporation's Board meetings is $525 and $100 for Committee meetings.

Pension Plan

First Banking Center (the "Subsidiary Bank"), a wholly owned subsidiary of the Corporation, has entered into pension and death benefit agreements with some of its directors. Only directors who joined the Board before 1990 are eligible to participate. Pursuant to the agreement, pension benefits accrue at the rate of $10,000 for each full year a director serves on the board for the first six years of service. Upon completing six full years of service, the director is entitled to ten annual payments of ten thousand dollars each. Payments will commence in January of the year in which the director attains the age of 65 years. Payments under the plan are funded through the purchase of life insurance. The Subsidiary Bank is the owner and beneficiary of such life insurance policies and is responsible for payment of the premium on such policies. Total deferred liability expense for the Directors' pension and death benefit agreements was $37,000, $64,000, and $56,000, respectively, for 2000, 1999, and 1998.

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

Deferred Compensation Plan

The Subsidiary Bank has also established a deferred compensation plan for its directors pursuant to which a director may have a portion of his/her director's fees deferred. Upon attaining the age of 65 or normal retirement, the Subsidiary Bank will pay monthly benefits for a period of 15 years. The amount of such payment is determined in each case by the amount of fees deferred and length of participation in the deferred compensation plan. Total deferred liability expense was $36,000, $37,000 and $37,000, respectively, for 2000, 1999, and
1998. Deferred directors' fees in each of the respective years were $4,200, $4,200 and $4,200.

Incentive Stock Plan

For a description of the Incentive Stock Plan see "EXECUTIVE COMPENSATION - Incentive Stock Plan." For a description of proposed amendment of the Incentive Stock Plan see "Proposal 2" .

                             EXECUTIVE COMPENSATION

The following table sets forth information concerning paid or accrued compensation for services to the Corporation and its Subsidiary Bank for the fiscal years ended December 31, 2000, 1999 and 1998 earned by or awarded or paid to the persons who were chief executive officer and other executive officers of the Corporation (the "Named Executive Officers") whose salary and bonus exceeded $100,000 during 2000.







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
         Principal             Year          ($)           ($)            Annual             Options/SARs           Comp.
         Position                                                        Comp.(1)        (#)
---------------------------- --------- -------------- ------------- -------------------- -------------------- ------------------
Brantly Chappell,              2000       $ 175,000       $  28,000                               3,000             $ 28,000(2)
President and CEO              1999       $ 170,000       $  21,000                               7,000(8)          $ 21,000(3)
                               1998       $ 165,000                                               4,000             $ 14,000(4)

John S. Smith                  2000       $ 100,000       $  16,000                               2,600             $ 24,000(5)
Secretary                      1999       $ 103,000       $  10,000                               6,000(9)          $  6,000(6)
                               1998       $ 101,000       $   7,000                               4,000             $  6,000(7)

============================ ========= ============== ============= ==================== ==================== ==================
* Messrs.  Chappell  and Smith  also serve in various  capacities  as  directors and/or officers of the Corporation's subsidiary.

<F1>
(1)  Aggregate  amount of other annual compensation does not exceed the lesser of $50,000 or 10% of executive  officer's  salary and bonus, and therefore no disclosure is made.
<F2>
(2)  Contribution to the  Corporation's  Defined  Contribution  (401(k)) Plan of  $14,000; accrued liability  with respect to Salary
     Continuation Agreement of $14,000.
<F3>
(3)  Contribution to the  Corporation's  Defined  Contribution  (401(k)) Plan of $8,000;  accrued liability  with respect  to Salary
     Continuation Agreement of $13,000.
<F4>
(4)  Contribution  to the  Corporation's  Defined  Contribution  (401(k))  Plan of $2,000;  accrued liability with respect to Salary
     Continuation Agreement of $12,000.
<F5>
(5)  Contribution to the  Corporation's  Defined  Contribution  (401(k)) Plan of $6,000;  $18,000 payment of accrued liability  upon termination of the Directors Pension Plan of Subsidiary Bank.
<F6>
(6)  Contribution to the Corporation's Defined Contribution (401(k))Plan of $4,800; accrued liability of $1,200 under the Directors'
     pension plan of Subsidiary Bank.
<F7>
(7)  Contribution  to the  Corporation's  Defined  Contribution  (401(k)) Plan of  $5,000;  accrued  liability of  $1,000  under the
     Directors'  pension plan of Subsidiary Bank.
<F8>
(8)      Includes replacement for 4,000 options granted in 1998 and cancelled in 1999
<F9>
(9)      Includes replacement for 4,000 options granted in 1998 and cancelled in 1999

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

401(k) Profit Sharing Plan

The Corporation has a trusteed 401(k) profit sharing plan covering substantially all employees of the Corporation and its subsidiary. The plan allows for voluntary employee contributions. Total contributions to the 401(k) Plan by the Corporation were $163,000 in 2000, $156,000 in 1999 and $131,000 in 1998.

Incentive Stock Plan

The following table presents information about stock options granted during 2000 to the executive officers named in the Summary Compensation Table.

                           Stock Option Grants in 2000
                                Individual Grants
========================== ========================= ========================== ========================= =========================

                                  Number of              Percent of Total
                                  Securities            Options Granted to
                                  Underlying               Employees in                 Exercise                 Expiration
          Name                    Options(1)              Fiscal Year(1)                  Price                     Date
-------------------------- ------------------------- -------------------------- ------------------------- -------------------------
Brantly Chappell                     3,000                     7.36%                     $36.00                    11/2010

John Smith                           2,600                     5.56%                     $36.00                    11/2010
========================== ========================= ========================== ========================= =========================

(1)      All options granted in 2000 were granted under the 1994 Incentive Stock Plan.

The following table presents information concerning stock options exercised during 2000. Also shown is information on unexercised options as of December 31, 2000.





                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values
====================== ================ ================ =================================== ===================================
                                                                                                   Value of Unexercised,
                                                                    Number of                     In-the-Money Options(3)
                            Shares           Value                 Unexercised                           at FY End
       Name                Acquired      Realized(1)(2)         Options at FY End            Exercisable        Unexercisable
                          On Exercise                    Exercisable        Unexercisable
---------------------- ---------------- ---------------- ----------------------------------- -----------------------------------
      Brantly
     Chappell                 -0-            -0-               4,333               7,667      $28,000               $20,000
                             1,200         $18,500
       John                                                    4,900               6,600
       Smith                                                                                  $37,000               $18,000
====================== ================ ================ =================================== ===================================

<F1>
(1)      The exercise price for each grant was 100% of the market value of the shares on the date of grant.
<F2>
(2)      Represents market price at date of exercise, less option price, times number of shares.
<F3>
(3)      For valuation purposes, a December 31, 2000, market price of $37.38 was used.

On August 8, 1994, the Board of Directors of the Corporation adopted the First Banking Center, Inc. 1994 Incentive Stock Plan (the "Plan") which was approved by the shareholders on April 11, 1995.

The Plan replaced the 1984 Incentive Stock Plan, which terminated in April 1994. The purpose of the Plan is to advance the interests of the Corporation and its subsidiary by encouraging and providing for the acquisition of an equity interest in the Corporation by key employees and by enabling the Corporation and its subsidiary to attract and retain the services of employees upon whose skills and efforts the success of the Corporation depends. In addition the Plan is designed to promote the best interests of the Corporation and its shareholders by providing a means to attract and retain competent directors who are not employees of the Corporation or of its subsidiary. In 1999, the Plan was amended pursuant to ratification by the shareholders of the Corporation. For a further proposed amendment see Proposal 2 below.

Summary Description

The following summary description of the Plan is qualified in its entirety by reference to the full text of the amended Plan, a copy of which may be obtained upon request directed to the Corporation's Secretary at First Banking Center, Inc., 400 Milwaukee Avenue, Burlington, WI 53105.

The Plan is administered by the Compensation Committee of the Board, consisting of not less than three (3) directors (the "Committee"). The Committee is comprised of non-employee directors within the meaning of Rule 16b-3 as promulgated by the Securities and Exchange Commission. Subject to the terms of the Plan and applicable law, the Committee has the authority to: establish rules for the administration of the Plan; select the individuals to whom options are granted; determine the numbers of shares of Common Stock to be covered by such options; and take any other action it deems necessary for administration of the Plan.

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

Chief Executive Officer Compensation

The compensation for the Chief Executive Officer was established at a level which the Committee believed would approximate the compensation of chief executive officers of similar organizations and would reflect prevailing market conditions. The Committee also took into consideration a variety of factors, including the achievement of corporate financial goals and individual goals. The financial goals included increased earnings, return on assets, return on equity and asset quality. No formula assigning weights to particular goals was used, and achievement of other corporate performance goals was considered in general. The Chief Executive Officer was also awarded incentive stock options under the Corporation's Incentive Stock Plan. Based upon its review of the Corporation's performance, the Committee believes that the total compensation awarded to the Chief Executive Officer for 2000 is fair and appropriate under the circumstances.

Stock Options

The Committee administers the 1994 Incentive Stock Plan. Stock options are designed to furnish long-term incentives to the officers of the Corporation to build shareholder value and to provide a link between officer compensation and shareholder interest. The Committee made awards under the Stock Option Plan to the officers of the Corporation and its subsidiary in 2000. Awards were based upon performance, responsibilities and the officer's relative position and ability to contribute to future performance of the Corporation. In determining the size of the option grants (except grants to the Chief Executive Officer), the Committee considered information and evaluations provided by the Chief Executive Officer. The award of option grants to the Chief Executive Officer was based on the overall performance of the Corporation and on the Committee's assessment of the Chief Executive Officer's contribution to the Corporation's performance and his leadership.

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

The Compensation Committee: Melvin Wendt, Robert Fait, and Thomas Laken, Jr.

The following table shows the cumulative total stockholder return on the Corporation's Common Stock over the last five fiscal years compared to the returns of the Standard & Poor's 500 Stock Index and the NASDAQ Bank Index:

                                PERFORMANCE TABLE

(INSERT PERFORMANCE GRAPH)




                                    12/31/95     12/31/96     12/31/97      12/31/98     12/31/99     12/31/00
 First Banking Center, Inc             100          118          134           156          173          186
 S&P 500                               100          123          164           210          255          232
 NASDAQ Bank Index                     100          129          215           193          182          214


                                   PROPOSAL 2
                PROPOSAL TO AMEND THE FIRST BANKING CENTER, INC.
                            1994 INCENTIVE STOCK PLAN


In 1995, the shareholders of the Corporation approved the 1994 Incentive Stock Plan (the "Plan"). A summary description of the Plan is provided under "EXECUTIVE COMPENSATION Incentive Stock Plan" above.

In 1999, the shareholders of the corporation approved four (4) amendments to the Plan, as set forth in the Proxy Statement for the Annual Meeting of Shareholders held on April 20, 1999.

On March 12, 2001, the Board of Directors of the Corporation adopted, subject to shareholder approval, a proposed amendment to Section 7.2 of the Plan.

Summary of Proposal

Section 7.2 of the Plan currently provides for the annual grant to each non-employee director of the Corporation of a nonqualified option to purchase five hundred (500) shares of Common Stock of the Corporation. Pursuant to the Plan, such option is automatically granted in December of each year. The option price is equal to the Fair Market Value of the Common Stock on the date of grant.

Under the proposed amendment, beginning in December of 2000, the nonqualified stock option granted to the non-employee directors of the Corporation would provide an option to purchase eight hundred (800) shares of Common Stock at an option price equal to the Fair Market Value of the Common Stock on the date of grant.

Reason for the Amendment

The Board believes that the success of the Corporation depends to a large degree on its continued ability to attract and retain directors with relevant experience who are motivated to exert their best efforts on behalf of the Corporation. The Board and management have reviewed the Corporation's current arrangements for compensation of directors of the Corporation and believe that an increase in option awards will promote the long-term success of the Corporation by further aligning the interest of the non-employee directors of the Corporation with the interests of the Corporation and its stockholders. The Board and management also took into consideration the termination of the pension and death benefits agreements for certain directors and the resulting savings in future benefit expenses to the Subsidiary Bank, estimated to amount to approximately Thirty Thousand Dollars ($30,000.00) annually.

Voting Requirements and Recommendation

The amendment of the Plan will be adopted if the votes cast in favor of the amendment exceed the votes cast against it.

The Directors and management of the Corporation have a personal interest in the ratification of the proposed amendment of the Plan. Nevertheless, they believe that the proposed amendment is in the best interest of the Corporation and its shareholders.

THEREFORE, THE DIRECTORS AND MANAGEMENT OF THE CORPORATION RECOMMEND THAT THE SHAREHOLDERS VOTE FOR THE RATIFICATION OF THE PROPOSED AMENDMENT. SEE EXHIBIT A FOR THE TEXT OF THE PROPOSED AMENDMENT.

                      ADDITIONAL INFORMATION ON MANAGEMENT

Transactions With Directors and Officers

Certain directors and executive officers of the Corporation, and their related interests had loans outstanding in the aggregate amounts of $4,086,000 and $927,000 at December 31, 2000 and 1999, respectively. During 2000, $6,159,000 of new loans were made and repayments totaled $3,000,000. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risks of collectability or present other unfavorable features. The loans to directors and executive officers and their related business interests at December 31, 2000 represented 10.8% of stockholders equity.

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

To the Corporation's knowledge, and based solely upon a review of the copies of such reports furnished to the Corporation, all 16(a) filing requirements applicable to Insiders during 2000 were satisfied on a timely basis.

                           AUDIT COMMITTEE DISCLOSURES

The Audit Committee currently consists of Messrs. Ernster, Laken and Jacobson. All members of the Audit Committee are independent, in accordance with existing requirements applicable to the Corporation. The duties and responsibilities of the Audit Committee include (i) recommending to the Board of Directors the appointment of the Corporation's auditors and any termination of engagement;
(ii) reviewing the plan and scope of audits; (iii) reviewing the Corporation's significant accounting policies and internal controls and (iv) having general responsibility for all audit related matters. The Board of Directors of the Corporation has not adopted an Audit Committee Charter.

                             AUDIT COMMITTEE REPORT

The Audit Committee has (i) reviewed and discussed the Corporation's audited financial statements for the fiscal year ended December 31, 2000, with management and with the Corporation's independent auditors; (ii) discussed with the independent auditors the matters required to be discussed by SAS 61 (Codification for Statements on Auditing Standards); and (iii) received and discussed the written disclosures and the letter from the Corporation's independent auditors required by Independence Standards Board Statement No.1 (Independence Discussions With Audit Committees). Based on such review and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements of the Corporation be included in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, for filing with the U.S. Securities and Exchange Commission.

Submitted by the Audit Committee:

John M. Ernster               Thomas Laken, Jr.               Daniel T. Jacobson

                RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS

In September, 2000, the Corporation's Board of Directors determined that the audits of the Corporation's financial statements on the one hand, and the continuing internal audit functions on the other hand should be performed by two
(2) separate  providers to obtain maximum audit and internal controls  benefits.
Accordingly, Virchow, Krause & Company, LLP, ("Virchow, Krause") which was previously engaged to audit the Corporation's financial statements, ceased to perform such financial statement auditing functions and was retained to perform continuing periodic internal auditing and control functions.

Virchow, Krause's reports on the Corporation's financial statements for the 1999 and 1998 fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

The decision to change accountants for auditing the Corporation's financial statements was approved by the Board of Directors.

During the Corporation's two (2) most recent fiscal years and any subsequent interim periods preceding the time at which Virchow, Krause ceased to audit the Corporation's financial statements, there were no disagreements with Virchow, Krause on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Virchow, Krause, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

The Corporation engaged a new independent accountant, McGladrey and Pullen, LLP, as of September 25, 2000, to audit the Corporation's financial statements.

McGladrey and Pullen, LLP performed a complete audit of First Banking Center, Inc. during 2000 and provided a certified financial statement for the year ended December 31, 2000. Virchow, Krause & Company, LLP performed a complete audit of First Banking Center, Inc. during 1999 and provided a certified financial statement for the year ended December 31, 1999.

McGladrey and Pullen, LLP, also performed a non-audit function for the Corporation consisting of the preparation of the Corporation's 2000 Income Tax returns. No representative of McGladrey and Pullen, LLP, will be present at the Annual Stockholders' Meeting on April 17, 2001. The Board of Directors has selected McGladrey and Pullen, LLP as the Corporation's independent auditors for the fiscal year ending December 31, 2001 to provide a certified financial statement for 2001.


Audit Fees

The aggregate fees billed by McGladrey and Pullen, LLP, for professional services rendered for the audit of the Corporation's annual financial statements for the fiscal year ended December 31, 2000, and the reviews of the financial statements included in the Corporation's Forms 10-Q for the 2000 fiscal year amounted to $25,000.

Financial Information Systems Design and Implementation Fees

The aggregate fees billed by McGladrey and Pullen, LLP, for professional services rendered to the Corporation in fiscal year 2000 in connection with the design and implementation of financial information systems amounted to $ -0-.

All Other Fees

The aggregate fees billed by McGladrey and Pullen, LLP, for the preparation of the Corporation's income tax returns for the 2000 fiscal year amounted to $ -0-.

The Audit Committee has determined that the provision of non-audit services for the 2000 fiscal year by McGladrey and Pullen, LLP, is compatible with maintaining that firm's independence as an independent accountant.

                            PROPOSALS BY STOCKHOLDERS

Shareholders' proposals to be presented at the 2002 Annual Stockholders' Meeting must be received by the Corporation at its principal office, 400 Milwaukee Avenue, Burlington, Wisconsin, on or before November 16, 2001.

                                  MISCELLANEOUS

Management does not intend to bring any other matters before the meeting and knows of no matters to be brought before the meeting by others. If any other matters properly come before the meeting, it is the intention of the persons named in the accompanying proxy to vote said proxy in accordance with their best judgment.

A COPY OF THE FIRST BANKING CENTER, INC. ANNUAL REPORT ON FORM 10-K INCLUDING FINANCIAL STATEMENTS AND SCHEDULES FILED WITH THE SECURITIESAND EXCHANGE COMMISSION UNDER THE SECURITIES EXCHANGE ACT OF 1934 WILL BE MADE AVAILABLE TO STOCKHOLDERS UPON WRITTEN REQUEST AT NO CHARGE.REQUESTS SHOULD BE ADDRESSED TO:
Mr. John S. Smith, Secretary, First Banking Center, Inc., 400 Milwaukee Avenue, P.O. Box 660, Burlington,Wisconsin, 53105.

BY ORDER OF THE BOARD OF DIRECTORS

/s/ John S Smith

JOHN S. SMITH, SECRETARY
Burlington, Wisconsin
March 16, 2001


                                    EXHIBIT A

                   AMENDMENT OF THE 1994 INCENTIVE STOCK PLAN

Section 7.2 of the 1994 Incentive Stock Plan reading as follows:

"Section 7.2 Grant of Options to Board of Directors

Simultaneously with the first grant of Options under the Plan in December, 1994, each Board Director shall automatically be granted a nonqualified stock option to purchase 100 shares of Stock. Thereafter, simultaneously with the grant of Options under the Plan to other Participants in each December beginning in 1995 (or, if no such grants are made in a particular year, then on December 31, of such year), each Board Director shall automatically be granted a nonqualified stock option to purchase 100 shares of Stock. Beginning in December 1998 and in each December thereafter, each Board Director shall automatically be granted a nonqualified stock option to purchase 500 shares of Stock. Each such Option shall have an Option price equal to the Fair Market Value of the Stock on the date of grant, shall expire on the tenth (10th) anniversary of the date of grant, and subject to Section 17 shall be first exercisable as to one-third (1/3) of the shares on the first anniversary of the date of grant, as to another one-third (1/3) of the shares on the second anniversary of the date of grant and as to the remaining shares on the third (3rd) anniversary of the date of the grant."

is deleted in its entirety and the following is inserted in lieu thereof:



"Section 7.2 Grant of Options to Board of Directors

Beginning in December of the year 2000 and in each December thereafter, each Board Director shall automatically be granted a nonqualified stock option to purchase 800 shares of Stock. Each such Option shall have an Option Price equal to the Fair Market Value of the Stock on the date of grant, shall expire on the tenth (10th) anniversary of the date of the grant, and subject to Section 17 shall be first exercisable as to one-third (1/3) on the first (1st) anniversary of the date of grant, as to another one-third (1/3) of the shares on the second
(2nd) anniversary of the date of grant and as to the remaining shares on the third (3rd) anniversary of the date of grant."

                                  SCHEDULE 14A

                                 (RULE 14A-101)

                     INVORMATION REQUIRED IN PROXY STATEMENT
                            SCHEDULE 14A INFORMATION

                Proxy Statement Pursuant to Section 14(a) of the
                         Securities Exchange Act of 1934
                               (Amendment No. ___)

Filed by Registrant...............................|X|

Filed by a party other than the registrant........| |


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

                                 APRIL 17, 2001

To the Stockholders of First Banking Center, Inc.

Notice is hereby given that the Annual Meeting of Stockholders of First Banking Center, Inc., Burlington, Wisconsin, pursuant to action of the Board of Directors, will be held at the Banking House, 400 Milwaukee Avenue, Burlington, Wisconsin, on the 17th day of April, 2001, at 1:30 P.M. for the purpose of considering and voting upon the following matters:

    I.)     Election of 3 directors as described in the accompanying Proxy
            Statement.

   II.) Ratification of a proposed amendment of the 1994 Incentive Stock Plan as described in the accompanying Proxy Statement.

  III.) Such other business as many properly come before the meeting or any adjournments thereof.

Only stockholders of record at the close of business on March 2, 2001 will be entitled to notice of and to vote at the Annual Meeting of April 17, 2001, or any adjournment(s) thereof.

BY ORDER OF THE BOARD OF DIRECTORS

/s/ John S. Smith

John S. Smith
Secretary

Burlington, Wisconsin
March 16, 2001

YOU ARE REQUESTED TO PLEASE FILL IN, SIGN, DATE AND RETURN THE PROXY SUBMITTED HEREWITH IN THE ENCLOSED ENVELOPE. THE GIVING OF SUCH PROXY WILL NOT AFFECT YOUR RIGHT TO REVOKE SUCH PROXY OR TO VOTE IN PERSON SHOULD YOU LATER DECIDE TO ATTEND THE MEETING.

                                 REVOCABLE PROXY
                           FIRST BANKING CENTER, INC.

This Proxy is solicited by the Board of Directors of First Banking Center, Inc. For The Annual Meeting of Stockholders April 17, 2001.

The undersigned hereby constitutes and appoints Carol Lois and Ted Costoff, and each of them, with full power to act alone and with power of substitution, to be the true and lawful attorney and proxy of the undersigned to vote at the Annual Meeting of Shareholders of First Banking Center, Inc. to be held at the Banking House, 400 Milwaukee Avenue, Burlington, Wisconsin on April 17, 2001 at 1:30 P.M., or at any adjournment(s) thereof, the shares of stock which the undersigned would be entitled to vote at that meeting and at any adjournment(s) thereof, as indicated below. The undersigned hereby revokes any proxy heretofore given and ratifies all that said attorneys and proxies or their substitutes may do by virtue hereof.

[X] PLEASE MARK VOTES
    AS IN THIS EXAMPLE

1. ELECTION OF DIRECTORS

The three persons listed below have been nominated for election as directors as discussed in the Proxy Statement dated March 16, 2001 attached hereto:

  David Boilini              Thomas Laken, Jr.             Daniel T. Jacobson

                                With-    For All
                         For    hold     Except
                         |  |   |  |     |  |

INSTRUCTIONS: To withhold authority for any individual nominee, mark "For All Except" and write that nominee's name in the space provided below.

THE BOARD OF DIRECTORS RECOMMENDS A VOTE FOR THE ELECTION OF THE THREE PERSONS LISTED ABOVE.

2. RATIFICATION OF THE PROPOSED AMENDMENT OF THE 1994 INCENTIVE STOCK PLAN, AS DESCRIBED IN THE ACCOMPANYING PROXY STATEMENT.

                         For    Against  Abstain
                         |  |   |  |     |  |

THE BOARD OF DIRECTORS RECOMMENDS A VOTE FOR RATIFICATION OF THE PROPOSED AMENDMENT OF THE 1994 INCENTIVE STOCK PLAN


Please be sure to sign and date
this Proxy in the box below

       -------------------------------
       Date
       -------------------------------
 ---------------------------------------------------------------

 ---------------------------------------------------------------
Stockholder sign above               Co-holder (if any) sign above

If any additional matters are properly presented, the persons named in the proxy will have the discretion to vote in accordance with their own judgment in such matters. THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS AND MAY BE REVOKED PRIOR TO ITS EXERCISE BY WRITTEN NOTICE TO THE SECRETARY OF THE CORPORATION OR BY SUBMITTING A LATER-DATED PROXY, OR BY ATTENDING THE ANNUAL MEETING. THIS PROXY WILL BE VOTED IN ACCORDANCE WITH INSTRUCTIONS GIVEN BY THE STOCKHOLDER, BUT IF NO INSTRUCTIONS ARE GIVEN, THIS PROXY WILL BE VOTED TO ELECT THE 3 PERSONS LISTED ABOVE AND FOR RATIFICATION OF THE AMENDMENT OF THE 1994 INCENTIVE STOCK PLAN.

The above signed hereby acknowledges receipt of the Notice of Annual Meeting and the Proxy Statement both dated March 16, 2001 and enclosed herein. Please sign your name exactly as it appears on the Proxy. In signing as Executor, Administrator, Personal Representative, Guardian, Trustee, or Attorney, please add your title as such. All joint owners should sign.

           PLEASE ACT PROMPTLY SIGN, DATE & MAIL YOUR PROXY CARD TODAY

HAS YOUR ADDRESS CHANGED?

______________________________________________

______________________________________________

______________________________________________

March 15, 2001



Mr. Brantly Chappell, President
First Banking Center, Inc.
400 Milwaukee Avenue
Burlington, WI 53105-1231

Dear Mr. Chappell:

This letter is to inform you that we have read the Relationship with Independent Accountants section of your Proxy Statement for the Annual Meeting of
Shareholders on April 17, 2001. We agree with the statements made in the document related to the decision to change auditors for the audit of the financial statements as of December 31, 2000.

We understand that this correspondence will be sent to the Securities and Exchange Commission as an exhibit to your proxy statement.

Very truly yours,



VIRCHOW, KRAUSE & CO., LLP