Form 10-Q
period 2001-03-31
FIRST BANKING CENTER INC
filed 2001-05-15
CIK 356858

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCAHNGE ACT 1934

For the quarterly period ended March 31, 2001

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

Yes     [ X ]     No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 3, 2001. Common stock, $1.00 par value, 1,471,998 shares outstanding.

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                                      INDEX
                                 March 31, 2001



Part I   Financial Information

         Item 1            Consolidated Financial Statements

                           Unaudited Consolidated Balance Sheets,
                           March 31, 2001 and December 31, 2000

                           Unaudited Consolidated Statements of Income,
                           For the three months ended March 31, 2001 and 2000

                           Unaudited Consolidated Statements of Cash Flows, For the three months ended March 31, 2001 and 2000

                           Notes to Unaudited Consolidated Financial Statements

         Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3            Quantitative and Qualitative Disclosures about
                           Market Risk

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

         Item 5            Other Information

         Item 6            Exhibits and Reports on Form 8-K

         Signature

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY
                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                       March 31,   December 31,
ASSETS                                                   2001         2000
                                                      --------------------------
                                                           (In thousands)

Cash and due from banks                                    $10,648      $29,287
Federal funds sold                                          14,249            0
Interest-bearing deposits in banks                             708          696
Available for sale securities                               47,267       65,189
Loans, less allowance for loan losses of $3,971 and
 $3,927 in 2001 and 2000, respectively                     318,429      316,641
Office buildings and equipment, net                          9,868        9,825
Other assets                                                10,346        9,220
                                                      --------------------------

    TOTAL ASSETS                                          $411,515     $430,858
                                                      ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
 Demand                                                    $48,332      $59,602
 Savings and NOW accounts                                  149,174      150,438
 Time                                                      121,460      124,900
                                                      --------------------------
    Total Deposits                                         318,966      334,940
Securities sold under agreements to repurchase
 and federal funds purchased                                19,199       17,299
Short-term borrowings                                       15,290       26,168
Long-term borrowings                                        14,876        9,876
Other liabilities                                            3,755        4,627
                                                      --------------------------

    TOTAL LIABILITIES                                      372,086      392,910
                                                      --------------------------

STOCKHOLDERS' EQUITY
Common Stock, $1.00 par value 3,000,000 shares
 authorized; 1,489,380 shares issued as of
 March 31, 2001 and December 31, 2000, respectively          1,489        1,489
Surplus                                                      4,177        4,178
Retained Earnings                                           33,731       32,525
                                                      --------------------------
                                                            39,397       38,192
Common stock in treasury, at cost-17,486 and 12,358
 shares for March 31, 2001 and December 31, 2000,
 respectively                                                ($639)       ($452)
Accumulated other comprehensive income                         671          208
                                                      --------------------------

    TOTAL STOCKHOLDERS' EQUITY                             $39,429      $37,948
                                                      --------------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $411,515     $430,858
                                                      ==========================


                           "See accompanying notes to financial statements"

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                             Three months ended
                                                                  March 31,
                                                             2001         2000
                                                          ----------------------
INTEREST INCOME                                                (In thousands)
Interest and fees on loans                                  $7,377       $6,411
Interest and dividends on securities
 Taxable                                                       414          511
 Non-taxable                                                   326          321
Interest on federal funds sold                                  79           40
Interest on interest-bearing deposits in banks                  11            1
                                                          ----------------------
    TOTAL INTEREST INCOME                                    8,207        7,284
                                                          ----------------------

INTEREST EXPENSE
Interest on deposits                                         3,290        2,797
Interest on securities sold under agreements to
 repurchase and federal funds purchased                        293          261
Interest on other borrowings                                   374          392
                                                          ----------------------
    TOTAL INTEREST EXPENSE                                   3,957        3,450
                                                          ----------------------
    NET INTEREST INCOME BEFORE PROVISION FOR
     LOAN LOSSES                                             4,250        3,834
Provision for loan losses                                       90           90
                                                          ----------------------
    NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES                                             4,160        3,744
                                                          ----------------------

NON-INTEREST INCOME
Trust                                                          138          100
Service charges on deposit accounts                            321          313
Investment securities gains (losses)                             0           (5)
Other income                                                   297          282
                                                          ----------------------
    TOTAL NON-INTEREST INCOME                                  756          690
                                                          ----------------------

NON-INTEREST EXPENSE
Salary and employee benefits                                 1,853        1,656
Occupancy                                                      251          218
Equipment                                                      328          317
Data Processing services                                       192          154
Goodwill amortization                                           25           26
Other                                                          657          605
                                                          ----------------------
    TOTAL NON-INTEREST EXPENSE                               3,306        2,976
                                                          ----------------------

    INCOME BEFORE INCOME TAXES                               1,610        1,458
Income taxes                                                   405          385
                                                          ----------------------
    NET INCOME                                              $1,205       $1,073
                                                          ======================



                           "See accompanying notes to financial statements"

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Three months ended
                                                                  March 31,
                                                             2001         2000
                                                          ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                          (In thousands)
Net income                                                  $1,205       $1,073
Depreciation                                                   206          216
Provision for loan losses                                       90           90
Loans originated for sale                                  (22,772)      (5,409)
Proceeds from sale of loans                                 18,911        5,873
Gain on sale of loans                                            0           (9)
Gain on disposal of office building and equipment                0           (4)
Amortization of premiums and accretion of discounts
 on securities, net                                            177           17
Amortization                                                    25           26
Loss on sale of investment securities                            0            5
Increase (decrease) in other assets                         (1,389)         264
Decrease in accrued expenses and other liabilities            (872)        (168)
                                                          ----------------------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     (4,419)       1,974
                                                          ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in interest-bearing deposits in banks             (12)          (5)
Net (increase) decrease in federal funds sold              (14,249)       4,242
Activity in available for sale securities:
 Proceeds from sales of available for sale securities          400        8,436
 Proceeds from maturities of available for sale securities  47,857        3,763
 Purchase of available for sale securities                 (29,811)     (19,933)
Net (increase) decrease in loans                             1,983       (1,899)
Purchase of office buildings and equipment, net               (249)        (461)
                                                          ----------------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      5,919       (5,857)
                                                          ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits                                   (15,974)      (1,631)
Proceeds from other borrowings                               5,000        3,045
Payments on other borrowings                               (10,878)      (3,045)
Net increase (decrease) in securities sold under
 agreements to repurchase and federal funds purchased        1,900         (714)
Purchase of treasury stock                                    (187)         (34)
Proceeds from reissuance of treasury stock under
 stock option plan                                               0           21
                                                          ----------------------
    NET CASH USED IN FINANCING ACTIVITIES                  (20,139)      (2,358)
                                                          ----------------------
    Net decrease in Cash and Due From Banks                (18,639)      (6,241)
Cash and Due From Banks-Beginning of Period                 29,287       19,123
                                                          ----------------------
    Cash and Due From Banks-End of Period                   $10,648      $12,882
                                                          ======================

Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest                                                   $4,213       $3,572
 Income taxes                                                 $317        ($119)
Supplemental schedule of non-cash investing and
 financing activities:
Net change in unrealized gain (loss) on available
 for sale securities                                          $463         ($91)



                           "See accompanying notes to financial statements"

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  March 31,2001

NOTE 1 - Basis of Presentation

The unaudited consolidated financial statements include the accounts of First Banking Center, Inc. and its subsidiary (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operation and cash flows for the interim periods have been made. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles and industry practice. Certain information in footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements.

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

NOTE 2 - Earnings Per Share

The following information calculates the computation of earnings per share on a basic and diluted basis.

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                        2001             2000
                                                                                  ----------------------------------
                                                                                           (In thousands)
Basic
Net income                                                                                  $1,205           $1,073
Weighted average shares outstanding                                                          1,472            1,479
Basic earnings per share                                                                     $0.82            $0.73
                                                                                  ==================================

Diluted
Net income                                                                                  $1,205           $1,073
Weighted average shares outstanding                                                          1,472            1,479
Effect of dilutive stock options outstanding                                                    17               13
                                                                                  ----------------------------------
Diluted weighted average shares outstanding                                                  1,489            1,492
Diluted earnings per share                                                                   $0.81            $0.72
                                                                                  ==================================

NOTE 3-Comprehensive Income

The following table presents our comprehensive income.

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                        2001             2000
                                                                                  ----------------------------------
                                                                                           (In thousands)
Net income                                                                                  $1,205           $1,073
Other comprehensive income
  Net change in unrealized gain (loss) on available for sale securities                       $463             ($91)
                                                                                  ----------------------------------
Total comprehensive income                                                                  $1,668             $982
                                                                                  ==================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              As of March 31, 2001

The following discussion provides additional analysis of the financial condition and results of operations of the Company for the quarter ended March 31, 2001. This discussion focuses on the significant factors that affected the Company's earnings so far in 2001, with comparisons to 2000. As of March 31, 2001, First Banking Center (the "Bank") was the only direct subsidiary of the Company and its operations contributed nearly all of the revenue for the year. The Company provides various support functions for the Bank and receives payment from the Bank for these services. These intercompany payments are eliminated for the purpose of these consolidated financial statements. The Bank has two wholly owned subsidiaries, FBC Financial Services, Corp., a brokerage and financial services subsidiary, and FBC-Burlington, Inc., an investment subsidiary located in Nevada.

Overview

As of March 31, 2001, total Company assets were $411.5 million decreasing 4.5% from $430.9 million as of December 31, 2000. Total income, as of March 31, 2001, was $1.2 million or $0.82 per share, increasing 12.3% from $1.1 million or $0.73 per share in 2000. The significant items resulting in the above-mentioned results are discussed below.

Financial Condition

Loans

Loans outstanding were $322.4 million and $320.6 million on March 31, 2001 and December 31, 2000 respectively. This represents an increase of $1.8 million or
 .57%. The following table summarizes the changes to date in the major loan classifications.

                                                                                                         As a % of Total Loans
                                           March 31,         December 31,          Change in        March 31,         December 31,
                                            2001                2000               Balance           2001                2000
                                         ----------------------------------     --------------    ----------------------------------
                                                                         (Amounts in million)
Residential Real Estate                    $141.5              $135.7               $5.8             43.9%               42.3%
Commercial Real Estate                      $84.7               $85.2              ($0.5)            26.3%               26.6%
Construction and Land Development           $42.1               $42.2              ($0.1)            13.1%               13.2%
Commercial                                  $26.3               $26.2               $0.1              8.2%                8.2%

Allowance for Loan Losses

The allowance for possible loan losses was $3.9 million or 1.23% of gross loans on March 31, 2001, compared with $3.9 million or 1.23% of gross loans on December 31, 2000. Net charge-offs were $46 thousand or .014% of gross loans, compared to net charge-offs of $14 thousand or .004% of gross loans for December 31, 2000.

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

As of March 31, 2001, $90 thousand was charged to current earnings and added to the allowance for loan losses.

Non-accrual, Past Due and Renegotiated Loans

                                                                                     March 31,       December 31,
                                                                                        2001             2000
                                                                                   --------------------------------
                                                                                           (In thousands)
Non-accrual Loans (a)                                                                  $1,100           $827
Past Due 90 days +                                                                          0              0
Restructured Loans                                                                          0              0

The policy of the Company is to place a loan on non-accrual status if: (a) payment in full of interest and principal is not expected, or (b) principal or interest has been in default for a period of 90 days or more unless the obligation is both in the process of collection and well secured. Well secured is defined as collateral with sufficient market value to repay principal and all accrued interest. A debt is in the process of collection if collection of the debt is proceeding in due course either through legal action, including judgement enforcement procedures, or in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the dept or in its restoration to current status. The non-accrual loans consisted primarily of $684 thousand of residential real estate loans, $241 thousand of commercial real estate, and $120 thousand of construction and land development loans. On March 31, 2001, the ratio of non-accrual loans to the allowance for loan losses was 28.0% compared to 21.1% on December 31, 2000.

As of March 31, 2001, the Company had loans totaling $15,205,000 in addition to those listed as non-accrual, past due or renegotiated that were identified by the Banks' internal asset rating systems as classified assets. This represents a decrease of $2,707,000 or 15.1% from December 31, 2000. Management is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where full collectibility cannot reasonably be expected. Management has committed resources and is focusing on efforts designed to control the amount of classified assets. The company does not have a substantial portion of its loans concentrated in one or a few industries nor does it have any foreign loans outstanding as of March 31, 2001. The company's loans are concentrated geographically in the Wisconsin counties of Racine, Walworth, Kenosha, and Green.

Investments securities - Available for Sale

The securities available-for-sale portfolio decreased $17.9 million or 27.5%, as of March 31, 2001. The decrease came from four areas of the security portfolio. Commercial paper had $2.6 million in maturities. $4.2 million of money market mutual funds were transferred to Fed Funds. Due to regulatory reporting purposes, $2.3 million of equity securities were transferred to other assets. U.S. Government Agency Securities had $6.5 million in calls, due to a declining rate environment, and $2.4 million in maturities.

Deposits and Borrowed Funds

Total deposits and borrowed funds were $368.3 million on March 31, 2001 compared to $388.3 million on December 31, 2000. This is a decrease of $20.0 million or 5.1%. The decrease is due to normal seasonal decline in the collection and distribution of tax funds by municipal customers. The following table summarizes the changes in the major classifications of deposits and borrowed funds.

                                                           March 31,         December 31,          Change in
                                                              2001               2000               Balance
                                                         ----------------------------------      -------------
                                                                   (Amounts in millions)
Money Market and Savings                                     $128.1             $121.8               $6.3
Demand  Deposits                                              $48.3              $59.6             ($11.3)
Time Deposits less than $100,000                              $88.2              $86.6               $1.6
Time Deposits equal or greater than $100,000                  $33.2              $38.3              ($5.1)
Securities sold under agreement to repurchase                 $19.2              $17.3               $1.9
Federal Home Loan Borrowings                                  $29.5              $35.3              ($5.8)

Capital resources

As of March 31, 2001, the Company's stockholders' equity increased $1.5 million or 3.9%. Net income of $1.2 million was the primary reasons for the increase in equity. The company purchased $187 thousand of treasury stock during the first quarter of 2001. Unrealized gains on available for sale securities increased $463 thousand to $671 thousand.

In December 1990, the Federal Reserve Board's risk-based guidelines became effective. Under these guidelines capital is measured against the Company's subsidiary bank's risk-weighted assets. The Company's tier 1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 11.9% at March 31, 2001, well above the 4% minimum required. Total capital to risk-adjusted assets was 13.1%, also well above the 8% minimum requirement. The leverage ratio was at 9.2% compared to the 4% minimum requirement. According to FDIC capital guidelines, the Company is considered to be "well capitalized."

Results of operations

Net Interest Income

Net interest income is the difference between interest income and fees on loans and interest expense, and is the largest contributing factor to net income for the Company. All discussions of rate are on a tax-equivalent basis, which accounts for income earned on securities that are not fully subject to federal taxes. Net interest income was $4.3 million and $3.8 million for March 31, 2001 and March 31, 2000 respectively. Net interest income as a percentage of average earning assets (net interest margin) was 4.67% and 4.43% for the first quarter of 2001 and 2000 respectively.

The following table summarizes the changes and reasons for the changes in interest income and fees on loans during 2001 and 2000. The increase in interest income and fees on loans as of March 31, 2001 was due primarily to increased yields on earning assets. The increase in interest income and fees on loans as of March 31, 2000 was due primarily to increased average earning assets.

                                                                                                          Dollar/rate change
                                                         For the quarter ended: March 31,        For the quarter ended:  March 31,
                                                              2001               2000                   2001               2000
                                                       ------------------------------------    -------------------------------------
                                                                                   (Amounts in millions)
Interest income                                               $8.4               $7.5                   $0.9               $0.6
Earning assets (Average balances)                           $380.9             $364.2                  $16.7              $25.4
Yield on earning assets                                      8.82%              8.22%                  0.60%              0.07%

The following table summarizes the changes and reasons for the changes in interest expense for the first quarter of 2001 and 2000. The increase in interest expense as of March 31, 2001 was due primarily to increased rates paid for liabilities. The increase in interest expense March 31, 2000 was a result of average balances outstanding increasing.

                                                                                                         Dollar/rate change
                                                         For the quarter ended: March 31,        For the quarter ended:  March 31,
                                                              2001               2000                   2001               2000
                                                       ------------------------------------    -------------------------------------
                                                                                   (Amounts in millions)
Interest expense                                              $4.0               $3.5                   $0.5               $0.4
Interest bearing liabilities (Average balances)             $368.7             $353.2                  $15.5              $26.8
Cost of interest bearing liabilities                         4.29%              3.91%                  0.38%              0.15%

The major component of interest income and fees on loans is the income generated by loans. The table below summarizes the income, average balance and yield on loans for 2001 and 2000.

                                                                                                          Dollar/rate change
                                                         For the quarter ended: March 31,        For the quarter ended:  March 31,
                                                              2001               2000                   2001               2000
                                                       ------------------------------------    -------------------------------------
                                                                                   (Amounts in millions)
Interest income                                               $7.4               $6.4                   $1.0               $0.7
Loans (Average balances)                                    $323.0             $300.7                  $22.3              $38.3
Yield on loans                                               9.14%              8.53%                  0.61%             -0.18%

The major components of interest expense are interest paid on Certificates of Deposit (Time deposits) and on Money Market Deposits. The tables below summarize the expense, average balance and rates on these components for 2001 and 2000. The increase in interest expense on these two components was the result of an increase in both rate and average balance, as of March 31, 2001 and 2000. The increase in average balance was due to normal growth in these deposits as well as a shift in balances from other deposit accounts.

                                                                                                          Dollar/rate change
                                                         For the quarter ended: March 31,        For the quarter ended:  March 31,
     Time deposits                                            2001               2000                   2001               2000
                                                       ------------------------------------    -------------------------------------
                                                                                   (Amounts in millions)
Interest expense                                              $2.1               $1.8                   $0.3               $0.1
Time deposits (Average balances)                            $172.6             $171.4                   $1.2               $4.0
Cost of time deposits                                        4.81%              4.27%                  0.54%              0.09%

                                                                                                          Dollar/rate change
                                                         For the quarter ended: March 31,        For the quarter ended:  March 31,
     Money Market deposits                                    2001               2000                   2001               2000
                                                       ------------------------------------    -------------------------------------
                                                                                   (Amounts in millions)
Interest expense                                              $1.2               $1.0                   $0.2               $0.3
Money Market deposits (Average balances)                     $98.0              $83.5                  $14.5              $15.5
Cost of Money Market deposits                                4.96%              4.64%                  0.32%              0.62%

Non-interest income

Non-interest income increased $66 thousand or 9.6% as of March 31, 2001. The increase came in primarily two areas. Service charges on deposit accounts increased $8 thousand as the number of accounts grew and charges for some services were increased. Trust income increased $38 thousand as that line of business continues to grow.

Non-interest expense

Non-interest expense increased $330 thousand or 11.1% as of March 31, 2001. Salaries and benefits accounted for $197 thousand of the increase due to normal wage increases and increased health insurance costs. Data processing costs increased $38 thousand due to increased volumes and additional services used. Occupancy expense increased $33 thousand due primarily to increases in real estate and personal property taxes.

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

The Bank's strategy with respect to asset/liability management is to maximize net interest income while limiting its exposure to a potential downward movement. Strategy is implemented by the Bank's management, which takes action based upon its analysis of the Bank's present positioning, its desired future positioning, economic forecasts, and its goals. It is the Bank's desire to maintain a cumulative GAP of positive or negative 15% of rate sensitive assets at the 1 year time frame. The current percentage is a positive 9%, which compares to a positive 2% as of December 31, 2000.

Liquidity

Liquidity measures the ability of First Banking Center to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $25.6 million at March 31, 2001, compared with $30.0 million at December 31, 2000. The Bank has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. First Banking Center also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities.

The liquidity of First Banking Center is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash used in operating activities was $4.4 million. Net cash provided by investing activities, consisting principally of the maturities of securities, was $5.9 million. Net cash used in financing activities was $20.1 million.

As of March 31, 2000, net cash provided by operating activities was $2.0 million. Net cash used in investing activities was $5.9 million. Net cash used in financing activities was $2.3 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

First Banking Center, like other financial institutions, is subject to direct and indirect market risk. Direct market risk exists from changes in interest rates. First Banking Center's net income is dependent on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income.

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

In adjusting First Banking Center's asset/liability position, the Board and management attempt to manage First Banking Center's interest rate risk while maintaining or enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long-term and short-term interest rates, market conditions and competitive factors, the Board and management may decide to increase First Banking Center's interest rate risk position somewhat in order to increase its net interest margin. First Banking
Center's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long-term and short-term interest rates.

One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance-sheet contracts. The most recent NPV analysis, as of March 31, 2001, projects that net portfolio value would decrease by approximately 5.69% if interest rates would rise 200 basis points and would decrease by approximately 3.95% if interest rates would rise 100 basis points over the next year . It projects an increase in net portfolio value of approximately 13.01% if interest rates would drop 200 basis points and approximately 9.76% if interest rates would drop 100 basis points. Both simulations are within board-established policy limits. First Banking Center's policy is to limit the effect of a 200 basis point rate shock to plus or minus 20% of projected net interest income and to minus 35% of the market value of portfolio equity.

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

            None

Item 5.  Other Information

             None

Item 6.  Exhibits and Reports on Form 8-K

             None

                   FIRST BANKING CENTER, INC AND SUBSIDIARIES


                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1943, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                           First Banking Center, Inc.





May 14, 2001                                         __________________________
Date                                                 Brantly Chappell
                                                     Chief Executive Officer




May 14, 2001                                         __________________________
Date                                                 James Schuster
                                                     Chief Financial Officer