Form 10-Q
period 2001-06-30
FIRST BANKING CENTER INC
filed 2001-08-14
CIK 356858

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCAHNGE ACT 1934

For the quarterly period ended June 30, 2001

OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-11132

                           FIRST BANKING CENTER, INC.
             (Exact name of registrant as specified in its charter)

              Wisconsin                                 39-1391327
      (State or other jurisdiction of                 (I.R.S.Employer
       incorporation or organization)                  Identification No.)



           400 Milwaukee Ave., Burlington, WI              53105
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

Yes     [ X ]     No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 3, 2001. Common stock, $1.00 par value, 1,470,793 shares outstanding.

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                                      INDEX
                                  June 30, 2001



Part I   Financial Information

         Item 1       Consolidated Financial Statements

                      Unaudited Consolidated Balance Sheets,
                      June 30, 2001 and December 31, 2000

                      Unaudited Consolidated Statements of Income, For the three months ended June 30, 2001 and 2000

                      Unaudited Consolidated Statements of Cash Flows, For the three months ended June 30, 2001 and 2000

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

         Item 5       Other Information

         Item 6       Exhibits and Reports on Form 8-K

         Signature

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                                    FIRST BANKING CENTER, INC. AND SUBSIDIARY
                                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,    December 31,
ASSETS                                                                                     2001          2000
                                                                                      -----------------------------
                                                                                             (In thousands)
  Cash and due from banks                                                                    $12,742       $29,287
  Federal funds sold                                                                           8,129             0
  Interest-bearing deposits in banks                                                             673           696
  Available for sale securities                                                               47,386        65,189
  Loans, less allowance for loan losses of $4,003 and
    $3,927 in 2001 and 2000, respectively                                                    339,532       316,641
  Office buildings and equipment, net                                                         10,180         9,825
  Other assets                                                                                10,301         9,220
                                                                                      -----------------------------

      TOTAL ASSETS                                                                          $428,943      $430,858
                                                                                      =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits
    Demand                                                                                   $52,417       $59,602
    Savings and NOW accounts                                                                 154,338       150,438
    Time                                                                                     125,513       124,900
                                                                                      -----------------------------
      Total Deposits                                                                         332,268       334,940
  Securities sold under agreements to repurchase
      and federal funds purchased                                                             16,446        17,299
  Short-term borrowings                                                                       15,640        26,168
  Long-term borrowings                                                                        19,526         9,876
  Other liabilities                                                                            4,754         4,627
                                                                                      -----------------------------

      TOTAL LIABILITIES                                                                     $388,634      $392,910
                                                                                      -----------------------------

STOCKHOLDERS' EQUITY
  Common Stock, $1.00 par value 3,000,000 shares authorized; 1,489,380 shares issued as of June 30, 2001 and
    December 31, 2000, respectively                                                            1,489         1,489
  Surplus                                                                                      4,177         4,178
  Retained Earnings                                                                           34,650        32,525
                                                                                      -----------------------------
                                                                                              40,316        38,192
  Common stock in treasury, at cost-18,587 and 12,358 shares
   for June 30, 2001 and December 31, 2000, respectively                                       ($680)        ($452)
  Accumulated other comprehensive income                                                         673           208
                                                                                      -----------------------------

      TOTAL STOCKHOLDERS' EQUITY                                                             $40,309       $37,948
                                                                                      -----------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $428,943      $430,858
                                                                                      =============================



                                 "See accompanying notes to financial statements"

                                        FIRST BANKING CENTER, INC. AND SUBSIDIARY
                                       UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                      Three months ended            Six months ended
                                                                           June 30,                     June 30,
                                                                     2001           2000           2001          2000
                                                                 ----------------------------------------------------------
                                                                           (In thousands, except per share data)
INTEREST INCOME
  Interest and fees on loans                                            $7,443         $6,804        $14,820       $13,215
  Interest and dividends on securities
    Taxable                                                                303            493            717         1,004
    Non-taxable                                                            348            332            674           653
  Interest on federal funds sold                                            81             16            160            56
  Interest on interest-bearing deposits in banks                            60              0             71             1
                                                                 ----------------------------------------------------------
      TOTAL INTEREST INCOME                                              8,235          7,645         16,442        14,929
                                                                 ----------------------------------------------------------

INTEREST EXPENSE
  Interest on deposits                                                   3,040          2,982          6,330         5,779
  Interest on securities sold under agreements to repurchase
    and federal funds purchased                                            183            237            476           498
  Interest on other borrowings                                             445            422            819           814
                                                                 ----------------------------------------------------------
      TOTAL INTEREST EXPENSE                                             3,668          3,641          7,625         7,091
                                                                 ----------------------------------------------------------
      NET INTEREST INCOME BEFORE PROVISION FOR
         LOAN LOSSES                                                     4,567          4,004          8,817         7,838
  Provision for loan losses                                                 90             90            180           180
                                                                 ----------------------------------------------------------
      NET INTEREST INCOME AFTER PROVISION FOR
        LOAN LOSSES                                                      4,477          3,914          8,637         7,658
                                                                 ----------------------------------------------------------

NON-INTEREST INCOME
  Trust                                                                    137            125            275           225
  Service charges on deposit accounts                                      398            334            719           647
  Investment securities gains (losses)                                       0              0              0            (5)
  Other income                                                             289            372            586           654
                                                                 ----------------------------------------------------------
      TOTAL NON-INTEREST INCOME                                            824            831          1,580         1,521
                                                                 ----------------------------------------------------------

NON-INTEREST EXPENSE
  Salary and employee benefits                                           1,870          1,691          3,723         3,347
  Occupancy                                                                222            222            473           440
  Equipment                                                                345            372            673           689
  Data Processing services                                                 191            154            383           308
  Goodwill amortization                                                     26             25             51            51
  Other                                                                    726            642          1,383         1,247
                                                                 ----------------------------------------------------------
      TOTAL NON-INTEREST EXPENSE                                         3,380          3,106          6,686         6,082
                                                                 ----------------------------------------------------------

      INCOME BEFORE INCOME TAXES                                         1,921          1,639          3,531         3,097
  Income taxes                                                             501            462            906           847
                                                                 ----------------------------------------------------------
      NET INCOME                                                        $1,420         $1,177         $2,625        $2,250
                                                                 ==========================================================

        Basic earnings per share                                         $0.96          $0.79          $1.78         $1.52
        Diluted earnings per share                                       $0.96          $0.79          $1.77         $1.51
        Dividends per share                                              $0.34          $0.32          $0.34         $0.32



                                     "See accompanying notes to financial statements"

                                 FIRST BANKING CENTER, INC. AND SUBSIDIARY
                              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Six months ended
                                                                                           June 30,
                                                                                      2001         2000
                                                                                  ---------------------------
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                          $2,625        $2,250
    Depreciation                                                                           411           434
    Provision for loan losses                                                              180           180
    Loans originated for sale                                                          (52,080)      (16,281)
    Proceeds from sale of loans                                                         50,126        18,095
    Gain on sale of loans                                                                    0            (9)
    Gain on disposal of office building and equipment                                        0           104
    Amortization of premiums and accretion of discounts
      on securities, net                                                                    23            28
    Amortization                                                                            51            52
    Loss on sale of investment securities                                                    0             5
    Decrease in other assets                                                            (1,372)         (111)
    Decrease in accrued expenses and other liabilities                                     127           216
                                                                                  ---------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                           91         4,963
                                                                                  ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in interest-bearing deposits in banks                                      23             9
    Net (increase) decrease in federal funds sold                                       (8,129)        4,242
    Activity in available for sale securities:
       Proceeds from sales of available for sale securities                              2,786         8,669
       Proceeds from maturities of available for sale securities                        61,116         8,471
       Purchase of available for sale securities                                       (45,417)      (20,058)
    Net increase in loans                                                              (21,117)      (14,377)
    Purchase of office buildings and equipment, net                                       (766)         (672)
                                                                                  ---------------------------
        NET CASH USED IN INVESTING ACTIVITIES                                          (11,504)      (13,716)
                                                                                  ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                                                 (2,672)        4,573
    Dividends paid                                                                        (500)         (474)
    Proceeds from other borrowings                                                      10,000         2,000
    Payments on other borrowings                                                       (10,878)         (206)
    Net decrease in securities sold under agreements
      to repurchase and federal funds purchased                                           (853)       (2,667)
    Purchase of treasury stock                                                            (231)          (34)
    Proceeds from reissuance of treasury stock under
       stock option plan                                                                     2            38
                                                                                  ---------------------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             (5,132)        3,230
                                                                                  ---------------------------
    Net decrease in Cash and Due From Banks                                            (16,545)       (5,523)
Cash and Due From Banks-Beginning of Period                                             29,287        19,123
                                                                                  ---------------------------
                                                                                  ---------------------------
    Cash and Due From Banks-End of Period                                              $12,742       $13,600
                                                                                  ===========================

Supplemental disclosures of cash flow information: Cash paid during the period for:
    Interest                                                                            $7,839        $7,117
    Income taxes                                                                        $1,060          $500
Supplemental schedule of non-cash investing and financing activities:
           Net change in unrealized gain on available for sale securities                 $465           $11



                              "See accompanying notes to financial statements"

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30,2001

NOTE 1 - Basis of Presentation

The unaudited consolidated financial statements include the accounts of First Banking Center, Inc. and its subsidiary (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operation and cash flows for the interim periods have been made. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE 2 - Earnings Per Share

The following information calculates the computation of earnings per share on a basic and diluted basis.

                                                                          Three Months Ended                 Six Months Ended
                                                                                June 30,                          June 30,
                                                                         2001             2000             2001             2000
                                                                --------------------------------------------------------------------
                                                                          (In thousands, except per share data)
Basic
Net income                                                                $1,420           $1,177           $2,625           $2,250
Weighted average shares outstanding                                        1,471            1,480            1,471            1,480
Basic earnings per share                                                   $0.96            $0.79            $1.78            $1.52
                                                                ====================================================================

Diluted
Net income                                                                $1,420           $1,177           $2,625           $2,250
Weighted average shares outstanding                                        1,471            1,480            1,471            1,480
Effect of dilutive stock options outstanding                                  16               12               16               12
                                                                --------------------------------------------------------------------
Diluted weighted average shares outstanding                                1,487            1,492            1,487            1,492
Diluted earnings per share                                                 $0.96            $0.79            $1.77            $1.51
                                                                ====================================================================

NOTE 3-Comprehensive Income

The following table presents our comprehensive income.

                                                                                Three Months Ended             Six Months Ended
                                                                                       June 30,                    June 30,
                                                                                  2001          2000          2001          2000
                                                                         -----------------------------------------------------------
                                                                                  (In thousands)                    (In thousands)
Net income                                                                         $1,420        $1,177        $2,625        $2,250
Other comprehensive income
  Net change in unrealized gain (loss) on available for sale securities                $2          $102          $465           $11
                                                                         -----------------------------------------------------------
Total comprehensive income                                                         $1,422        $1,279        $3,090        $2,261
                                                                         ===========================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               As of June 30, 2001

The following discussion provides additional analysis of the financial condition and results of operations of the Company for the six months ended June 30, 2001. This discussion focuses on the significant factors that affected the Company's earnings so far in 2001, with comparisons to 2000. As of June 30, 2001, First Banking Center (the "Bank") was the only direct subsidiary of the Company and its operations contributed nearly all of the revenue for the year. The Company provides various support functions for the Bank and receives payment from the Bank for these services. These intercompany payments are eliminated for the purpose of these consolidated financial statements. The Bank has two wholly owned subsidiaries, FBC Financial Services, Corp., a brokerage and financial services subsidiary, and FBC-Burlington, Inc., an investment subsidiary located in Nevada.

Overview

As of June 30, 2001, total Company assets were $428.9 million decreasing .44% from $430.9 million as of December 31, 2000. Total income, as of June 30, 2001, was $2.6 million or $1.78 per share, increasing 16.7% from $2.3 million or $1.52 per share in 2000. The significant items resulting in the above-mentioned results are discussed below.

Financial Condition

Loans

Loans outstanding were $343.5 million and $320.6 million on June 30, 2001 and December 31, 2000 respectively. This represents an increase of $23.0 million or 7.2%. The following table summarizes the changes to date in the major loan classifications.

                                                                                                 As a % of Total Loans
                                              June 30,     December 31,     Change in          June 30,     December 31,
                                                2001           2000          Balance             2001           2000
                                            --------------------------------------------     ------------------------------
                                            --------------------------------------------     ------------------------------
                                                         (Amounts in million)
Residential Real Estate                       $150.2          $135.7          $14.5             43.7%          42.3%
Commercial Real Estate                         $86.8           $85.2           $1.6             25.3%          26.6%
Construction and Land Development              $38.5           $42.2          ($3.7)            11.2%          13.2%
Commercial                                     $30.1           $26.2           $3.9              8.8%           8.2%

Allowance for Loan Losses

The allowance for possible loan losses was $4.0 million or 1.2% of gross loans on June 30, 2001, compared with $3.9 million or 1.2% of gross loans on December 31, 2000. Net charge-offs were $104 thousand or .03% of gross loans, compared to net charge-offs of $14 thousand or .004% of gross loans for December 31, 2000.

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

As of June 30, 2001, $180 thousand was charged to current earnings and added to the allowance for loan losses.

Non-accrual, Past Due and Renegotiated Loans

                                                                                 June 30,       December 31,
                                                                                   2001             2000
                                                                             ----------------------------------
                                                                                      (In thousands)
Non-accrual Loans (a)                                                                  $1,416             $827
Past Due 90 days +                                                                          0                0
Restructured Loans                                                                          0                0


The policy of the Company is to place a loan on non-accrual status if: (a) payment in full of interest and principal is not expected, or (b) principal or interest has been in default for a period of 90 days or more unless the obligation is both in the process of collection and well secured. Well secured is defined as collateral with sufficient market value to repay principal and all accrued interest. A debt is in the process of collection if collection of the debt is proceeding in due course either through legal action, including judgement enforcement procedures, or in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the dept or in its restoration to current status. The non-accrual loans consisted primarily of $789 thousand of residential real estate loans, $377 thousand of commercial real estate, and $120 thousand of construction and land development loans. On June 30, 2001, the ratio of non-accrual loans to the allowance for loan losses was 35.4% compared to 21.1% on December 31, 2000.

As of June 30, 2001, the Company had loans totaling $23,581,000 in addition to those listed as non-accrual, past due or renegotiated that were identified by the Banks' internal asset rating systems as classified assets and loans which management has determined require additional monitoring. This represents an increase of $5,669,000 or 31.6% from December 31, 2000. Management is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where full collectibility cannot reasonably be expected. Management has committed resources and is focusing on efforts designed to control the amount of classified assets. The company does not have a substantial portion of its loans concentrated in one or a few industries nor does it have any foreign loans outstanding as of June 30, 2001. The company's loans are concentrated geographically in the Wisconsin counties of Racine, Walworth, Kenosha, Lafayette and Green.

Investments securities - Available for Sale

The securities available-for-sale portfolio decreased $17.8 million or 27.3%, as of June 30, 2001. The decrease came from four areas of the security portfolio. Commercial paper had $2.6 million in maturities. $4.2 million of money market mutual funds were transferred to Fed Funds. Due to regulatory reporting purposes, $2.3 million of equity securities were transferred to other assets. U.S. Government Agency Securities had $9.0 million in calls, due to a declining rate environment, and $3.3 million in maturities.

Deposits and Borrowed Funds

Total deposits and borrowed funds were $383.9 million on June 30, 2001 compared to $388.3 million on December 31, 2000. This is a decrease of $4.4 million or 1.1%. The decrease is due in part to normal seasonal decline in the collection and distribution of tax funds by municipal customers. The following table summarizes the changes in the major classifications of deposits and borrowed funds.


                                                         June 30,      December 31,                  Change in
                                                           2001            2000                       Balance
                                                       --------------------------------             ------------
                                                                        (Amounts in millions)
Money Market and Savings                                      $132.9            $121.8                 $11.1
Demand  Deposits                                               $52.4             $59.6                ($7.2)
Time Deposits less than $100,000                               $91.2             $86.6                 $4.6
Time Deposits equal or greater than $100,000                   $34.3             $38.3                ($4.0)
Securities sold under agreement to repurchase                  $16.4             $17.3                ($0.9)
Federal Home Loan Borrowings                                   $34.5             $35.3                ($0.9)

Capital resources

As of June 30, 2001, the Company's stockholders' equity increased $2.4 million or 6.2%. Net income of $2.6 million was the primary reasons for the increase in equity. The company purchased $231 thousand of treasury stock so far in 2001. Unrealized gains on available for sale securities increased $465 thousand to $673 thousand.

In December 1990, the Federal Reserve Board's risk-based guidelines became effective. Under these guidelines capital is measured against the Company's subsidiary bank's risk-weighted assets. The Company's tier 1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 11.5% at June 30, 2001, well above the 4% minimum required. Total capital to risk-adjusted assets was 12.7%, also well above the 8% minimum requirement. The leverage ratio was at 9.4% compared to the 4% minimum requirement. According to FDIC capital guidelines, the Company's subsidiary bank is considered to be "well capitalized."

Results of operations

Net Interest Income

Net interest income is the difference between interest income and fees on loans and interest expense, and is the largest contributing factor to net income for the Company. All discussions of rate are on a tax-equivalent basis, which accounts for income earned on securities that are not fully subject to federal taxes. Net interest income was $8.8 million and $7.8 million for June 30, 2001 and June 30, 2000 respectively. Net interest income as a percentage of average earning assets (net interest margin) was 4.8% and 4.5% for the first six months of 2001 and 2000 respectively.

The following table summarizes the changes and reasons for the changes in interest income and fees on loans during 2001 and 2000. The increase in interest income and fees on loans as of June 30, 2001 was due to both increased yields on earning assets and increased average earning assets. The increase in interest income and fees on loans as of June 30, 2000 was due primarily to increased average earning assets.

                                                                                                      Dollar/rate change
                                                  For the six months ended:  June 30,       For the six months ended:  June 30,
                                                      2001                  2000               2001                  2000
                                                  ------------------------------------      ------------------------------------
                                                  ------------------------------------      ------------------------------------
                                                                          (Amounts in millions)
Interest income                                        $16.8                 $15.3              $1.5                  $1.8
Earning assets (Average balances)                     $384.3                $364.5             $19.8                 $26.0
Yield on earning assets                                8.77%                 8.42%             0.35%                 0.23%

The following table summarizes the changes and reasons for the changes in interest expense for the six months ended June 30, 2001 and 2000. The increase in interest expense as of June 30, 2001 was a result of average balances outstanding increasing. The increase in interest expense as of June 30, 2000 was due to increased rates paid for liabilities and increased average balances outstanding.

                                                                                                      Dollar/rate change
                                                  For the six months ended:  June 30,       For the six months ended:  June 30,
                                                      2001                  2000               2001                  2000
                                                  ------------------------------------      ------------------------------------
                                                  ------------------------------------      ------------------------------------
                                                                          (Amounts in millions)
Interest expense                                        $7.6                  $7.1              $0.5                  $1.0
Interest bearing liabilities (Average balances)       $320.7                $304.1             $16.7                 $20.3
Cost of interest bearing liabilities                   4.75%                 4.66%             0.09%                 0.39%

The major component of interest income and fees on loans is the income generated by loans. The table below summarizes the income, average balance and yield on loans for 2001 and 2000.

                                                                                                     Dollar/rate change
                                                  For the six months ended:  June 30,       For the six months ended:  June 30,
                                                      2001                  2000               2001                  2000
                                                  ------------------------------------      ------------------------------------
                                                  ------------------------------------      ------------------------------------
                                                                          (Amounts in millions)
Interest income                                        $14.8                 $13.2              $1.6                  $1.5
Loans (Average balances)                              $323.9                $303.9             $20.0                 $34.5
Yield on loans                                         9.15%                 8.70%             0.45%                 0.04%

The major components of interest expense are interest paid on Certificates of Deposit (Time Deposits) and on Money Market Deposits. The tables below summarize the expense, average balance and rates on these components for 2001 and 2000. The increase in interest expense on Time Deposits was a result of an increase in both rate and average balance, as of June 30, 2001. The increase in Money Market Deposits was a result of an increase in average balance, as of June 30, 2001.

Non-interest income

                                                                                                     Dollar/rate change
                                                  For the six months ended:  June 30,       For the six months ended:  June 30,
     Time deposits                                    2001                  2000               2001                  2000
                                                  ------------------------------------      ------------------------------------
                                                  ------------------------------------      ------------------------------------
                                                                          (Amounts in millions)
Interest expense                                        $4.1                  $3.7              $0.4                  $0.3
Time deposits (Average balances)                      $172.4                $170.3              $2.1                  $4.3
Cost of time deposits                                  4.76%                 4.38%             0.38%                 0.22%


                                                                                                     Dollar/rate change
                                                  For the six months ended:  June 30,       For the six months ended:  June 30,
     Money Market deposits                                 2001                2000            2001                  2000
                                                  ------------------------------------      ------------------------------------
                                                  ------------------------------------      ------------------------------------
                                                                          (Amounts in millions)
Interest expense                                         $2.2                 $2.1              $0.2                  $0.6
Money Market deposits (Average balances)               $100.2                $85.5             $14.7                 $15.2
Cost of Money Market deposits                           4.45%                4.80%            -0.35%                 0.81%

Non-interest income increased $59 thousand or 3.9% as of June 30, 2001. The increase came in primarily two areas. Service charges on deposit accounts increased $72 thousand as the number of accounts grew and charges for some services were increased. Trust income increased $50 thousand as that line of business continues to grow.

Non-interest expense

Non-interest expense increased $604 thousand or 9.9% as of June 30, 2001. Salaries and benefits accounted for $376 thousand of the increase due to normal wage increases and increased health insurance costs. Data processing costs increased $75 thousand due to increased volumes and additional services used. Occupancy expense increased $33 thousand due primarily to increases in real estate and personal property taxes.

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

The Bank's strategy with respect to asset/liability management is to maximize net interest income while limiting its exposure to a potential downward movement. Strategy is implemented by the Bank's management, which takes action based upon its analysis of the Bank's present positioning, its desired future positioning, economic forecasts, and its goals. It is the Bank's desire to maintain a cumulative GAP of positive or negative 15% of rate sensitive assets at the 1-year time frame. The current percentage is a positive 7%, which compares to a positive 2% as of December 31, 2000.

Liquidity

Liquidity measures the ability of First Banking Center to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $21.5 million at June 30, 2001, compared with $30.0 million at December 31, 2000. The Bank has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. First Banking Center also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities.

The liquidity of First Banking Center is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $91 thousand. Net cash used in investing activities was $11.5 million. Net cash used in financing activities was $5.1 million.

As of June 30, 2000, net cash provided by operating activities was $5.0 million. Net cash used in investing activities was $13.7 million. Net cash provided by financing activities was $3.2 million.

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

Current Accounting Developments

The Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2001. This
Statement, as amended by FASB Statement No. 137 and No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Management believes adoption of this Statement will have no effect on the consolidated financial statements.

The Financial Accounting Standards Board (FASB) has issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces FASB Statement No. 125 in its entirety. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of Statement No. 125's provisions without reconsideration. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this Statement had no material effect on the consolidated financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. The Company has not yet completed its assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Company in its 2002 financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The company has not experienced any material changes to its market risk position since December 31, 2000, from that disclosed in the company's 2000 Form 10-K Annual Report. First Banking Center, like other financial institutions, is subject to direct and indirect market risk. Direct market risk exists from changes in interest rates. First Banking Center's net income is dependent on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income.

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

One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance-sheet contracts. The most recent NPV analysis, as of June 30, 2001, projects that net portfolio value would decrease by approximately 10.3% if interest rates would rise 200 basis points and would decrease by approximately 5.3% if interest rates would rise 100 basis points over the next year. It projects an increase in net portfolio value of approximately 12.3% if interest rates would drop 200 basis points and approximately 5.8% if interest rates would drop 100 basis points. Both simulations are within board-established policy limits. First Banking Center's policy is to limit the effect of a 200 basis point rate shock to plus or minus 20% of projected net interest income and to minus 35% of the market value of portfolio equity.

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

             None

Item 3.  Defaults upon Senior Securities

             None

Item 4.  Submission of Matters to a Vote of Security Holders

A.    The Corporation held its Annual Meeting of Shareholders on April 17, 2001.

B. Votes cast for the election of three directors to serve until the 2004 Annual Meeting of Shareholders are as follow

 Director                         For                Withhold            Against

 David Boilini                  886,746                1,117                0
 Thomas Laken, Jr.              885,768                2,095                0
 Daniel T. Jacobson             885,429                2,434                0

      The continuing Directors of the Corporation are as follows:

 John S. Smith
 John M. Ernster
 Richard McKinney
 Keith Blumer
 Brantly Chappell
 Melvin W. Wendt
 Charles R. Wellington
 Robert Fait

      Votes cast to amend the 1994 Incentive Stock Plan are as follows:

                                  For                Against           Abstained

                                817,761               55,103              14,999

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










                           First Banking Center, Inc.





August 14, 2001                                      __________________________
Date                                                 Brantly Chappell
                                                     Chief Executive Officer




August 14, 2001                                       __________________________
Date                                                  James Schuster
                                                      Chief Financial Officer