Form 10-Q
period 2001-09-30
FIRST BANKING CENTER INC
filed 2001-11-14
CIK 356858

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCAHNGE ACT 1934

For the quarterly period ended September 30, 2001

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

 Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 2, 2001. Common stock, $1.00 par value, 1,463,815 shares outstanding.

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                                      INDEX
                               September 30, 2001



Part I   Financial Information

         Item 1  Consolidated Financial Statements

                 Unaudited Consolidated Balance Sheets,
                 September 30, 2001 and December 31, 2000

                 Unaudited Consolidated Statements of Income,
                 For the three and nine months ended September 30, 2001 and 2000

                 Unaudited Consolidated Statements of Cash Flows,
                 For the nine months ended September 30, 2001 and 2000

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

         Item 5  Other Information

         Item 6  Exhibits and Reports on Form 8-K

         Signature

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                                    FIRST BANKING CENTER, INC. AND SUBSIDIARY
                                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                      September 30,   December 31,
                                                                                         2001           2000
                                                                                     ------------------------------
                                                                                            (In thousands)
ASSETS
  Cash and due from banks                                                                    $12,577       $29,287
  Federal funds sold                                                                           4,332             0
  Interest-bearing deposits in banks                                                          10,167           696
  Available for sale securities                                                               53,506        65,189
  Loans, less allowance for loan losses of $4,104 and
    $3,927 in 2001 and 2000, respectively                                                    351,789       316,641
  Office buildings and equipment, net                                                         10,437         9,825
  Other assets                                                                                11,572         9,220
                                                                                     ------------------------------

      TOTAL ASSETS                                                                          $454,380      $430,858
                                                                                     ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits
    Demand                                                                                   $54,372       $59,602
    Savings and NOW accounts                                                                 153,690       150,438
    Time                                                                                     129,809       124,900
                                                                                     ------------------------------
      Total Deposits                                                                         337,871       334,940
  Securities sold under agreements to repurchase
      and federal funds purchased                                                             22,032        17,299
  Short-term borrowings                                                                       17,349        26,168
  Long-term borrowings                                                                        29,515         9,876
  Due to Brokers for security purchase                                                         2,323             0
  Other liabilities                                                                            3,523         4,627
                                                                                     ------------------------------

      TOTAL LIABILITIES                                                                     $412,613      $392,910
                                                                                     ------------------------------

STOCKHOLDERS' EQUITY
  Common Stock, $1.00 par value 3,000,000 shares authorized; 1,489,380 shares issued as of September 30, 2001 and
    December 31, 2000, respectively                                                            1,489         1,489
  Surplus                                                                                      4,177         4,178
  Retained Earnings                                                                           36,112        32,525
                                                                                     ------------------------------
                                                                                              41,778        38,192
  Common stock in treasury, at cost-27,115 and 12,358 shares
   for September 30, 2001 and December 31, 2000, respectively                                ($1,027)        ($452)
  Accumulated other comprehensive income                                                       1,016           208
                                                                                     ------------------------------

      TOTAL STOCKHOLDERS' EQUITY                                                             $41,767       $37,948
                                                                                     ------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $454,380      $430,858
                                                                                     ==============================



                                 "See accompanying notes to financial statements"

                                        FIRST BANKING CENTER, INC. AND SUBSIDIARY
                                       UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                        Three months ended           Nine months ended
                                                                          September 30,                September 30,
                                                                        2001           2000          2001          2000
                                                                 ----------------------------------------------------------
                                                                           (In thousands, except per share data)
INTEREST INCOME
  Interest and fees on loans                                            $7,333         $7,221        $22,153       $20,436
  Interest and dividends on securities
    Taxable                                                                297            478          1,014         1,482
    Non-taxable                                                            371            333          1,045           986
  Interest on federal funds sold                                            53             87            213           143
  Interest on interest-bearing deposits in banks                            41              2            112             3
                                                                 ----------------------------------------------------------
      TOTAL INTEREST INCOME                                              8,095          8,121         24,537        23,050
                                                                 ----------------------------------------------------------

INTEREST EXPENSE
  Interest on deposits                                                   2,758          3,363          9,088         9,142
  Interest on securities sold under agreements to repurchase
    and federal funds purchased                                            184            255            660           753
  Interest on short-term borrowings                                        250            101            766           310
  Interest on long-term borrowings                                         250            305            553           910
                                                                 ----------------------------------------------------------
      TOTAL INTEREST EXPENSE                                             3,442          4,024         11,067        11,115
                                                                 ----------------------------------------------------------
      NET INTEREST INCOME BEFORE PROVISION FOR
         LOAN LOSSES                                                     4,653          4,097         13,470        11,935
  Provision for loan losses                                                 90             90            270           270
                                                                 ----------------------------------------------------------
      NET INTEREST INCOME AFTER PROVISION FOR
        LOAN LOSSES                                                      4,563          4,007         13,200        11,665
                                                                 ----------------------------------------------------------

NON-INTEREST INCOME
  Trust                                                                    138            100            413           325
  Service charges on deposit accounts                                      403            341          1,122           988
  Investment securities gains (losses)                                       0              0              0            (5)
  Automated teller machines                                                102            104            272           284
  Other income                                                             276            205            692           679
                                                                 ----------------------------------------------------------
      TOTAL NON-INTEREST INCOME                                            919            750          2,499         2,271
                                                                 ----------------------------------------------------------

NON-INTEREST EXPENSE
  Salary and employee benefits                                           1,916          1,691          5,639         5,038
  Occupancy                                                                254            200            727           640
  Equipment                                                                337            345          1,010         1,034
  Data Processing services                                                 212            212            595           520
  Goodwill amortization                                                     25             26             76            77
  Stationary and office supplies                                            91             72            283           216
  Other                                                                    677            505          1,868         1,608
                                                                 ----------------------------------------------------------
      TOTAL NON-INTEREST EXPENSE                                         3,512          3,051         10,198         9,133
                                                                 ----------------------------------------------------------

      INCOME BEFORE INCOME TAXES                                         1,970          1,706          5,501         4,803
  Income taxes                                                             507            491          1,413         1,338
                                                                 ----------------------------------------------------------
      NET INCOME                                                        $1,463         $1,215         $4,088        $3,465
                                                                 ==========================================================

        Basic earnings per share                                         $1.00          $0.83          $2.80         $2.36
        Diluted earnings per share                                       $0.99          $0.82          $2.76         $2.33
        Dividends per share                                              $0.34          $0.32          $0.34         $0.32



                                     "See accompanying notes to financial statements"


                                 FIRST BANKING CENTER, INC. AND SUBSIDIARY
                              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Nine months ended
                                                                                          September 30,
                                                                                        2001         2000
                                                                                  ---------------------------
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                          $4,088        $3,465
    Depreciation                                                                            617          653
    Provision for loan losses                                                              270           270
    Loans originated for sale                                                          (66,590)      (21,507)
    Proceeds from sale of loans                                                         65,878        23,347
    Gain on sale of loans                                                                    0            (9)
    Gain on disposal of office building and equipment                                        0           104
    Amortization of premiums and accretion of discounts
      on securities, net                                                                    37            37
    Amortization                                                                            76            78
    Loss on sale of investment securities                                                    0             5
    Increase in other assets                                                            (2,844)         (804)
    Increase in accrued expenses and other liabilities                                   1,219           295
                                                                                  ---------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                        2,751         5,934
                                                                                  ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in interest-bearing deposits in banks                                  (9,471)         (703)
    Net (increase) decrease in federal funds sold                                       (4,332)        2,121
    Activity in available for sale securities:
       Proceeds from sales of available for sale securities                              2,786         8,669
       Proceeds from maturities of available for sale securities                        99,948         9,540
       Purchase of available for sale securities                                       (89,864)      (25,156)
    Net increase in loans                                                              (34,706)      (14,486)
    Purchase of office buildings and equipment, net                                     (1,229)       (1,061)
                                                                                  ---------------------------
        NET CASH USED IN INVESTING ACTIVITIES                                          (36,868)      (21,076)
                                                                                  ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                             2,931        15,318
    Dividends paid                                                                        (500)         (474)
    Proceeds from other borrowings                                                      25,000             0
    Payments on other borrowings                                                       (14,180)       (1,706)
    Net increase (decrease) in securities sold under agreements
      to repurchase and federal funds purchased                                          4,733        (4,131)
    Purchase of treasury stock                                                            (606)         (403)
    Proceeds from reissuance of treasury stock under
       stock option plan                                                                    29            38
                                                                                  ---------------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                       17,407         8,642
                                                                                  ---------------------------
    Net decrease in Cash and Due From Banks                                            (16,710)       (6,500)
Cash and Due From Banks-Beginning of Period                                             29,287        19,123
                                                                                  ---------------------------
                                                                                  ---------------------------
    Cash and Due From Banks-End of Period                                              $12,577       $12,623
                                                                                  ===========================

Supplemental disclosures of cash flow information: Cash paid during the period for:
    Interest                                                                           $11,347       $11,106
    Income taxes                                                                        $1,610        $1,000
Supplemental schedule of non-cash investing and financing activities:
           Net change in unrealized gain on available for sale securities                 $808          $454



                              "See accompanying notes to financial statements"


                    FIRST BANKING CENTER, INC AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                September 30,2001

NOTE 1 - Basis of Presentation

The unaudited consolidated financial statements include the accounts of First Banking Center, Inc. and its subsidiary (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operation and cash flows for the interim periods have been made. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE 2 - Earnings Per Share

The following information calculates the computation of earnings per share on a basic and diluted basis.

                                                                            Three Months Ended               Nine Months Ended
                                                                               September 30,                    September 30,
                                                                            2001            2000             2001            2000
                                                                       -------------------------------------------------------------
                                                                                (In thousands, except per share data)
Basic
Net income                                                                  $1,463          $1,215           $4,088          $3,465
Weighted average shares outstanding                                          1,462           1,470            1,462           1,470
Basic earnings per share                                                     $1.00           $0.83            $2.80           $2.36
                                                                       =============================================================

Diluted
Net income                                                                  $1,463          $1,215           $4,088          $3,465
Weighted average shares outstanding                                          1,462           1,470            1,462           1,470
Effect of dilutive stock options outstanding                                    18              15               18              15
                                                                       -------------------------------------------------------------
Diluted weighted average shares outstanding                                  1,480           1,485            1,480           1,485
Diluted earnings per share                                                   $0.99           $0.82            $2.76           $2.33
                                                                       =============================================================

NOTE 3-Comprehensive Income

The following table presents our comprehensive income.

                                                                            Three Months Ended               Nine Months Ended
                                                                               September 30,                    September 30,
                                                                            2001            2000             2001            2000
                                                                       -------------------------------------------------------------
                                                                              (In thousands)                   (In thousands)
Net income                                                                  $1,463          $1,215           $4,088          $3,465
Other comprehensive income
  Net change in unrealized gain on available for sale securities              $343            $443             $808            $454
                                                                       -------------------------------------------------------------
Total comprehensive income                                                  $1,806          $1,658           $4,896          $3,919
                                                                       =============================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            As of September 30, 2001

The following discussion provides additional analysis of the financial condition and results of operations of the Company for the nine months ended September 30, 2001. This discussion focuses on the significant factors that affected the Company's earnings so far in 2001, with comparisons to 2000. As of September 30, 2001, First Banking Center (the "Bank") was the only direct subsidiary of the Company and its operations contributed nearly all of the revenue for the year. The Company provides various support functions for the Bank and receives payment from the Bank for these services. These intercompany payments are eliminated for the purpose of these consolidated financial statements. The Bank has two wholly owned subsidiaries, FBC Financial Services, Corp., a brokerage and financial services subsidiary, and FBC-Burlington, Inc., an investment subsidiary located in Nevada.

Overview

As of September 30, 2001, total Company assets were $454.4 million increasing 5.46% from $430.9 million as of December 31, 2000. Total income, as of September 30, 2001, was $4.1 million or $2.80 per share, increasing 18.0% from $3.5 million or $2.36 per share in 2000. The significant items resulting in the above-mentioned results are discussed below.

Financial Condition

Loans

Loans outstanding were $355.9 million and $320.6 million on September 30, 2001 and December 31, 2000 respectively. This represents an increase of $35.3 million or 11.0%. The following table summarizes the changes to date in the major loan classifications.

                                                                                                  As a % of Total Loans
                                        September 30,      December 31,    Change in          September 30,     December 31,
                                             2001              2000         Balance               2001              2000
                                      -------------------------------------------------    ------------------------------------
                                      -------------------------------------------------    ------------------------------------
                                                    (Amounts in million)
Residential Real Estate                    $157.3            $135.7          $21.6                44.2%             43.9%
Commercial Real Estate                      $87.9             $85.2           $2.7                24.7%             26.3%
Construction and Land Development           $40.0             $42.2          ($2.2)               11.3%             13.1%
Commercial                                  $29.9             $26.2           $3.7                 8.4%              8.2%


Allowance for Loan Losses

The allowance for possible loan losses was $4.1 million or 1.2% of gross loans on September 30, 2001, compared with $3.9 million or 1.2% of gross loans on December 31, 2000. Net charge-offs were $93 thousand or .03% of gross loans, compared to net charge-offs of $14 thousand or .004% of gross loans for December 31, 2000.

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

As of September 30, 2001, $270 thousand was charged to current earnings and added to the allowance for loan losses.

Non-accrual, Past Due and Renegotiated Loans

                                                                                September 30,     December 31,
                                                                                   2001              2000
                                                                               --------------------------------
                                                                                       (In thousands)
Non-accrual Loans (a)                                                              $1,479             $827
Past Due 90 days +                                                                      0                0
Restructured Loans                                                                      0                0


The policy of the Company is to place a loan on non-accrual status if: (a) payment in full of interest and principal is not expected, or (b) principal or interest has been in default for a period of 90 days or more unless the obligation is both in the process of collection and well secured. Well secured is defined as collateral with sufficient market value to repay principal and all accrued interest. A debt is in the process of collection if collection of the debt is proceeding in due course either through legal action, including judgement enforcement procedures, or in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the dept or in its restoration to current status. The non-accrual loans consisted primarily of $1.1 million of residential real estate loans, $154 thousand of commercial real estate, and $120 thousand of construction and land development loans. On September 30, 2001, the ratio of non-accrual loans to the allowance for loan losses was 36.0% compared to 21.1% on December 31, 2000.

As of September 30, 2001, the Company had loans totaling $24,583,000 in addition to those listed as non-accrual, past due or renegotiated that were identified by the Banks' internal asset rating systems as classified assets and loans which management has determined require additional monitoring. This represents an increase of $7,207,000 or 41.5% from December 31, 2000. Management is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where full collectibility cannot reasonably be expected. Management has committed resources and is focusing on efforts designed to control the amount of classified assets. The company does not have a substantial portion of its loans concentrated in one or a few industries nor does it have any foreign loans outstanding as of September 30, 2001. The company's loans are concentrated geographically in the Wisconsin counties of Racine, Walworth, Kenosha, Lafayette and Green.

Investments securities - Available for Sale

The securities available-for-sale portfolio decreased $11.7 million or 17.9% from December 31, 2000. The decrease came in four areas of the portfolio. Commercial paper decreased $2.6 million due to maturities. Money market mutual funds decreased $4.2 as the proceeds were transferred to fed funds. Equity securities in the amount of $2.3 million were transferred to other assets due to changes required for regulatory reporting. U.S. Government Agency securities declined $10.0 due to the call features exercised by various Government Agencies. The Company purchased $82.6 million of U.S. Government Agency Discount Notes and had $80.2 million of U.S. Government Agency Discount Notes mature. These Discount Notes where used as collateral for the Company's sweep repurchase accounts.

Deposits and Borrowed Funds

Total deposits and borrowed funds were $406.8 million on September 30, 2001 compared to $388.3 million on December 31, 2000. This is an increase of $18.5 million or 4.8%. The increase in Federal Home Loan Borrowings came in the form of $5 million of 3 year fixed rate borrowings, $3 million of 10 year fixed rate borrowings which is callable in 3 years, and $2 million dollars or 3 year variable rate LIBOR based borrowings. The following table summarizes the changes in the major classifications of deposits and borrowed funds.

                                                       September 30,       December 31,        Change in
                                                          2001                2000               Balance
                                                      ----------------------------------      -----------
                                                              (Amounts in millions)
Money Market and Savings                                 $131.1             $121.8               $9.3
Demand  Deposits                                          $54.4              $59.6              ($5.2)
Time Deposits less than $100,000                          $93.7              $86.6               $7.1
Time Deposits equal or greater than $100,000              $36.1              $38.3              ($2.2)
Securities sold under agreement to repurchase             $22.0              $17.3               $4.7
Federal Home Loan Borrowings                              $46.2              $35.3              $10.9


Capital resources

As of September 30, 2001, the Company's stockholders' equity increased $3.8 million or 10.1%. Net income of $4.1 million was the primary reasons for the increase in equity. The company purchased $606 thousand of treasury stock so far in 2001. Unrealized gains on available for sale securities increased $808 thousand to $1,016 thousand.

In December 1990, the Federal Reserve Board's risk-based guidelines became effective. Under these guidelines capital is measured against the Company's subsidiary bank's risk-weighted assets. The Company's tier 1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 11.3% at September 30, 2001, well above the 4% minimum required. Total capital to risk-adjusted assets was 12.4%, also well above the 8% minimum requirement. The leverage ratio was at 9.1% compared to the 4% minimum requirement. According to FDIC capital guidelines, the Company's subsidiary bank is considered to be "well capitalized."

Results of operations
Net Interest Income

Net interest income is the difference between interest income and fees on loans and interest expense, and is the largest contributing factor to net income for the Company. All discussions of rate are on a tax-equivalent basis, which accounts for income earned on securities that are not fully subject to federal taxes. Net interest income was $13.5 million and $11.9 million for September 30, 2001 and September 30, 2000 respectively. Net interest income as a percentage of average earning assets (net interest margin) was 4.7% and 4.6% for the nine months ended 2001 and 2000 respectively.

The following table summarizes the changes and reasons for the changes in interest income and fees on loans during 2001 and 2000. The increase in interest income and fees on loans as of September 30, 2001 and 2000 was primarily due to increased average earning assets.

                                                                                                     Dollar/rate change
                                                 For the nine months ended: September 30,   For the nine months ended: September 30,
                                                     2001                        2000           2001                        2000
                                                 ----------------------------------------   ----------------------------------------
                                                 ----------------------------------------   ----------------------------------------
                                                                           (Amounts in millions)
Interest income                                      $25.0                       $23.7           $1.3                        $2.7
Earning assets (Average balances)                   $393.5                      $364.3          $29.2                       $20.0
Yield on earning assets                              8.48%                       8.66%         -0.18%                       0.53%


The following table summarizes the changes and reasons for the changes in interest expense for the nine months ended September 30, 2001 and 2000. As of September 30, 2001 average balances outstanding increased, however, rates paid for liabilities decreased causing no change in interest expense. The increase in interest expense as of September 30, 2000 was due to increased rates paid for liabilities and increased average balances outstanding.

                                                                                                     Dollar/rate change
                                                 For the nine months ended: September 30,   For the nine months ended: September 30,
                                                     2001                        2000           2001                        2000
                                                 ----------------------------------------   ----------------------------------------
                                                 ----------------------------------------   ----------------------------------------
                                                                           (Amounts in millions)
Interest expense                                     $11.1                       $11.1           $0.0                        $1.9
Interest bearing liabilities (Average balances)     $327.7                      $307.1          $20.6                       $18.6
Cost of interest bearing liabilities                 4.50%                       4.83%         -0.33%                       0.56%


The major component of interest income and fees on loans is the income generated by loans. The table below summarizes the income, average balance and yield on loans for 2001 and 2000.

                                                                                                     Dollar/rate change
                                                 For the nine months ended: September 30,   For the nine months ended: September 30,
                                                     2001                        2000           2001                        2000
                                                 ----------------------------------------   ----------------------------------------
                                                 ----------------------------------------   ----------------------------------------
                                                                           (Amounts in millions)
Interest income                                      $22.2                       $20.4           $1.8                        $2.7
Loans (Average balances)                            $333.9                      $303.3          $30.6                       $26.5
Yield on loans                                       8.85%                       8.98%         -0.13%                       0.44%

The major components of interest expense are interest paid on Certificates of Deposit (Time Deposits) and on Money Market Deposits. The tables below summarize the expense, average balance and rates on these components for 2001 and 2000. The increase in interest expense on Time Deposits was a result of an increase in average balances, as of September 30, 2001. The decrease in Money Market Deposits was a result of decreased rates paid, as of September 30, 2001.

                                                                                                     Dollar/rate change
                                                 For the nine months ended: September 30,   For the nine months ended: September 30,
     Time deposits                                   2001                        2000           2001                        2000
                                                 ----------------------------------------   ----------------------------------------
                                                 ----------------------------------------   ----------------------------------------
                                                                           (Amounts in millions)
Interest expense                                      $6.0                        $5.9           $0.1                        $0.7
Time deposits (Average balances)                    $174.7                      $172.5           $2.2                        $6.3
Cost of time deposits                                4.61%                       4.54%          0.07%                       0.41%

                                                                                                     Dollar/rate change
                                                 For the nine months ended: September 30,   For the nine months ended: September 30,
     Money Market deposits                           2001                        2000           2001                        2000
                                                 ----------------------------------------   ----------------------------------------
                                                 ----------------------------------------   ----------------------------------------
                                                                           (Amounts in millions)
Interest expense                                      $3.1                        $3.3          ($0.2)                       $1.1
Money Market deposits (Average balances)            $101.1                       $87.3          $13.8                       $14.2
Cost of Money Market deposits                        4.02%                       4.99%         -0.97%                       0.95%

Non-interest income

Non-interest income increased $228 thousand or 10.0% as of September 30, 2001. The increase came in primarily two areas. Service charges on deposit accounts increased $134 thousand as the number of accounts grew and charges for some services were increased. Trust income increased $88 thousand as that line of business continues to grow.

Non-interest expense

Non-interest expense increased $1.1 million or 11.7% as of September 30, 2001. Salaries and benefits accounted for $601 thousand. The increase in salaries and benefits is due to normal wage increases, increased health insurance costs and additional staff resulting from the addition of two branches. Occupancy expense increased $87 thousand due primarily to increases in real estate and personal property taxes. Data processing costs increased $75 thousand due to increased volumes and additional services used. Other expenses increased $327 thousand. This is the result of opening two branches this year.

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

The Bank's strategy with respect to asset/liability management is to maximize net interest income while limiting its exposure to a potential downward movement. Strategy is implemented by the Bank's management, which takes action based upon its analysis of the Bank's present positioning, its desired future positioning, economic forecasts, and its goals. It is the Bank's desire to maintain a cumulative GAP of positive or negative 15% of rate sensitive assets at the 1-year time frame. The current percentage is a positive 11%, which compares to a positive 2% as of December 31, 2000.

Liquidity

Liquidity measures the ability of First Banking Center to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $27.1 million at September 30, 2001, compared with $30.0 million at December 31, 2000. The Bank has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. First Banking Center also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities.

The liquidity of First Banking Center is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $2.7 million. Net cash used in investing activities was $36.9 million. Net cash provided by financing activities was $17.4 million.

As of September 30, 2000, net cash provided by operating activities was $5.9 million. Net cash used in investing activities was $21.1 million. Net cash provided by financing activities was $8.6 million.

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

Current Accounting Developments

Statement of Financial Accounting Standard ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and 138 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 was effective January 1, 2001. The Company adopted SFAS 133 and the implementation of this standard did not have a material impact on the Company's financial statements.

SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The provisions of SFAS 140 are effective for transfers after March 31, 2001. It is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The Company adopted SFAS 140 and the implementation of this standard did not have a material impact on the Company's financial statements.

On September 30, 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards 141, Business Combinations (SFAS
141) and Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method. Under the provisions of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life, but instead will be subject to at least annual assessments for impairment by applying a fair-value based test. SFAS 142 also requires that an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The provisions of SFAS 142 are effective for fiscal years beginning after December 31, 2001. The Company is in the process of evaluating its goodwill and intangible assets for impairment under the provisions of SFAS 142.

SFAS 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as a component of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe the adoption of the statement will have a material impact on the Company's financial statements.

SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, establishes accounting and reporting standards for the impairment or disposal of long-lived assets. This statement supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed. SFAS 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held for use or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management believes the adoption of the statement will not have a material effect on the Company's financial statements.

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

One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance-sheet contracts. The most recent NPV analysis, as of September 30, 2001, projects that net portfolio value would decrease by approximately 8.0% if interest rates would rise 200 basis points and would decrease by approximately 4.0% if interest rates would rise 100 basis points over the next year. It projects an increase in net portfolio value of approximately 10.6% if interest rates would drop 200 basis points and approximately 5.0% if interest rates would drop 100 basis points. Both simulations are within board-established policy limits. First Banking Center's policy is to limit the effect of a 200 basis point rate shock to plus or minus 20% of projected net interest income and to minus 35% of the market value of portfolio equity.

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










                           First Banking Center, Inc.





November 14, 2001                           _________________________
Date                                        Brantly Chappell
                                            Chief Executive Officer




November 14, 2001                           __________________________
Date                                        James Schuster
                                            Chief Financial Officer