Form 10-K405
period 2001-12-31
FIRST BANKING CENTER INC
filed 2002-03-26
CIK 356858

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 2001

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

Yes |X|     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

As of January 29, 2002 1,473,197 shares of common stock, par value $1.00 were outstanding and the aggregate market value of the shares (based upon the most recent trade known to the Corporation), all of which is held by nonbank affiliates, was approximately $63,347,471.

Documents incorporated by references: The Notice of 2002 Annual Meeting and Proxy Statement of March 15, 2002 is incorporated by reference into Parts II and III of the Form 10-K.

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

First Banking Center

The Bank was organized in 1920 and is a full service commercial bank located in the City of Burlington, Wisconsin. The Bank has branch offices located in Albany, Burlington, Darlington, Genoa City, Kenosha, Lake Geneva, Lyons, Monroe, Pell Lake, Union Grove, Walworth, and Wind Lake, Wisconsin. The Bank offers a wide range of services, which includes Loans, Personal Banking, Trust and Investment Services, and Insurance and Annuity Products.

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

The Company is supervised and examined by the Federal Reserve Board. The Company's subsidiary bank, as a state chartered institution, is subject to the supervision of, and is regularly examined by, Wisconsin state authorities. The Bank is also a member of the Federal Reserve Bank and as such is subject to regulation and examination by that agency.

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

EMPLOYEES

The Company and its staff share a commitment to equal opportunity. All personnel decisions are made without regard to race, color, religion, sex, age, national origin, handicap, or veteran status. At January 29, 2002, the Company and its subsidiary had 227 full and part-time employees.

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

The following information shows: the company's average assets, liabilities and stockholder's equity; the interest earned and average yield on interest earning assets; the interest paid and average rate on interest-bearing liabilities; and the maturity schedules for investment and specific loans; for the years ended December 31, 2001, 2000, and 1999. Also, where applicable, information is presented for December 31, 1998 and 1997.


Section I, Schedule A - Average Balance Sheet


ASSETS                                                     2001             2000             1999
                                                       -------------    -------------    -------------
                                                                   (Dollars in thousands)
Cash and due from banks                             $        12,372           12,474           13,800
Fed funds sold                                                5,875            3,170            2,201
Interest-bearing deposits in banks                            2,606              231              228
Available-for-sale securities                                51,271           58,259           63,171
Loans, net                                                  336,289          305,458          279,623
Office buildings and equipment, net                          10,176            9,645            9,555
Other assets                                                 10,680            9,027            8,532
                                                       -------------    -------------    -------------

       Total assets                                 $       429,269          398,264          377,110
                                                       =============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits
    Demand                                          $        53,004           50,095           48,073
    Savings and NOW accounts                                152,947          141,999          132,348
    Time                                                    124,445          120,215          108,856
                                                       -------------    -------------    -------------
       Total Deposits                                       330,396          312,309          289,277
Short-term borrowings                                        20,861           18,460           27,011
Other borrowings                                             33,618           27,955           23,921
Other liabilities                                             3,840            3,959            3,681
                                                       -------------    -------------    -------------
       Total liabilities                                    388,715          362,683          343,890

Stockholders' Equity
Common stock                                                  1,489            1,489            1,489
Surplus                                                       4,176            4,223            4,316
Retained earnings                                            34,915           30,870           27,441
Accumulated other comprehensive income (loss)                   682             (589)             108
Common stock in treasury, at cost                              (708)            (412)            (134)
                                                       -------------    -------------    -------------

       Total stockholders' equity                            40,554           35,581           33,220

                                                       -------------    -------------    -------------
       Total liabilities and stockholders' equity   $       429,269          398,264          377,110
                                                       =============    =============    =============


Section I, Schedule B - Three Year Summary of Interest Rates and Interest Differential

                                                  2001                        2000                       1999
                                        --------------------------  --------------------------  ------------------------
                                                  Interest Average            Interest Average          Interest Average
                                         Average  Earned   Yield     Average  Earned   Yield    Average Earned   Yield
                                         Balance  or Paid  or Cost   Balance  or Paid  or Cost  Balance or Paid  or Cost
                                        --------------------------  --------------------------  ------------------------
                                                                      (Dollars in thousands)
Interest earning assets:
  Interest-bearing deposits in banks  $     2,606     121   4.65%         231      15   6.29%       228      10   4.39%
  Available-for-sale securities:
      Taxable                              23,029   1,299   5.64%      30,889   2,003   6.48%    37,326   2,161   5.79%
      Nontaxable (a)                       30,683   2,154   7.02%      27,370   2,001   7.31%    25,845   1,834   7.10%
  Fed funds sold                            5,875     232   3.95%       3,170     196   6.19%     2,201     105   4.77%
  Loans (a)(b)(c)                         340,328  29,192   8.58%     309,306  27,883   9.01%   283,151  24,358   8.60%
                                        --------------------------  --------------------------  ------------------------
  Total interest earnings assets      $   402,521  32,998   8.20%     370,966  32,098   8.65%   348,751  28,468   8.16%
                                        ==========================  ==========================  ========================

Interest bearing liabilities:
  Savings and NOW accounts            $   152,947   4,281   2.80%     141,999   5,612   3.95%   132,348   4,281   3.23%
  Time deposits                           124,445   6,965   5.60%     120,215   6,997   5.82%   108,856   5,689   5.23%
  Short-term borrowings                    20,861     829   3.97%      18,460   1,011   5.48%    27,011   1,300   4.81%
  Other borrowings                         33,618   1,742   5.18%      27,955   1,580   5.65%    23,921   1,316   5.50%
                                        --------------------------  --------------------------  ------------------------
  Total int.bearing liabilities       $   331,871  13,817   4.16%     308,629  15,200   4.92%   292,136  12,586   4.31%
                                        ==========================  ==========================  ========================

Net interest margin(d)                             19,181   4.77%              16,898   4.56%            15,882   4.55%
                                                  ================            ================          ================

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

Section I, Schedule C - Two Year Summary of Rate and Volume Variances

                                                             2001                                  2000
                                              ---------------------------------     ---------------------------------
                                              Inc./(Dec.)                           Inc./(Dec.)
                                                 From      Volume (a)  Rate (a)        From      Volume (a)  Rate (a)
                                              Prior Year   Variance    Variance     Prior Year   Variance    Variance
                                              ---------------------------------     ---------------------------------
                                                                      (Dollars in thousands)
Interest Income
   Interest-bearing deposits in banks      $          106        109          (3)           5         0         5
   Available-for-sale securities:
      Taxable                                        (704)      (466)       (238)        (158)     (512)      354
      Nontaxable (b)                                  153        228         (75)         167       111        56
   Fed funds sold                                      36         62         (26)          91        54        37
   Loans (b) (c) (d)                                1,309      2,534      (1,225)       3,525     2,325     1,200
                                              -----------------------------------   ------------------------------

        Total change in interest income               900      2,467      (1,567)       3,630     1,978     1,652
                                              -----------------------------------   ------------------------------

Interest Expense
   Savings and NOW accounts                        (1,331)       478      (1,809)       1,331        31     1,300
   Time deposits                                      (32)       350        (382)       1,308        59     1,249
   Short-term borrowings                             (182)       164        (346)        (289)      (41)     (248)
   Other borrowings                                   162        274        (112)         264        22       242
                                              -----------------------------------   ------------------------------
        Total change in interest expense           (1,383)     1,266      (2,649)       2,614        71     2,543
                                              -----------------------------------   ------------------------------

Net change                                 $        2,283      1,201       1,082        1,016     1,907      (891)
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


Section II, Schedule A - Investment Portfolio

                                                                             2001         2000          1999
                                                                        ---------------------------------------
                                                                                  (Dollars in thousands)
Available for Sale:
        U.S. Treasury and other U.S.
         Gov't. Agencies and Corporations                              $    25,741       30,510         25,812
        Obligations of states and
          political subdivisions                                            33,602       28,279         26,361
        Other                                                                    0        6,400          2,779

                                                                        ---------------------------------------
          Total                                                        $    59,343       65,189         54,952
                                                                        =======================================

NOTE:
    The aggregate book value of securities from any single issuer does not exceed ten percent of stockholder's equity; except for, securities issued by the U.S. Government and U.S. Government agencies and corporations.


Section II, Schedule B - Investment Securities Maturities and Yield

The following table presents the maturity of securities held on December 31,2001 and the weighted average yield by range of maturity.

                                                                  --------     --------    --------    --------   --------
                                                                               After       After
                                                                               1 Year      5 Years
                                                                  1 Year       Through     Through     After
                                                                  or Less      5 Years     10 Years    10 Years    Total
                                                                  --------     --------    --------    --------   --------
                                                                                    (Dollars in thousands)
Available for Sale Securities
     U.S. Treasury and U.S. Gov't agencies and corporati$ns(a)       9,034      16,600         107           0      25,741
        Weighted average yield                                       4.47%       5.01%       9.65%       0.00%       4.84%
     States of the U.S. and Political Subdivisions (b)               1,085      13,929      13,490       5,098      33,602
        Weighted average yield                                       6.80%       7.23%       6.91%       7.62%       7.15%
                                                                  ---------   ---------   ---------   ---------   ---------
     TOTAL AVAILABLE FOR SALE                                   $   10,119      30,529      13,597       5,098      59,343
                                                                  =========   =========   =========   =========   =========
        Weighted Ave. Yield of Total                                 4.72%       6.02%       6.93%       7.62%       6.15%
                                                                  =========   =========   =========   =========   =========

<F1>
     (a) Includes mortgage backed securities at average maturity dates.
<F2>
     (b) The interest and average yield for nontaxable securities are presented on a federal taxable equivalent basis assuming a 34% tax rate.


Section III, Schedule A - Loan Portfolio

The composition of the loan portfolio at December 31 is presented as follows:

                                        2001          2000           1999          1998           1997
                                   ------------  ------------   -----------   ------------   -----------
                                                          (Dollars in thousands)
Commercial                       $      27,487        26,219        28,458         38,185        32,886
Agricultural production                 23,013        11,326        14,965          9,985         6,857
Real Estate:
   Construction                         43,603        42,242        37,796         30,008        24,353
   Commercial                           90,685        85,192        83,592         67,761        52,540
   Agriculture                          12,604         8,732         9,705          7,754         8,177
   Residential                         160,713       135,696       110,793         96,139        86,015
Municipal                                3,293         4,166         6,141          6,503         4,972
Consumer                                 4,674         6,995         7,274          8,465         8,308
                                   ------------  ------------   -----------   ------------   -----------
     TOTAL                       $     366,072       320,568       298,724        264,800       224,108
                                   ============  ============   ===========   ============   ===========


Section III, Schedule B - Maturities and Sensitivity of Loans to Interest Rates

The following table presents consolidated loan maturities by yearly ranges. Also included for loans after one year are the amounts that have predetermined interest rates and floating adjustable rates.

                                             Loan Maturities                         Amount Over One Year With
                                  ---------------------------------------   --------------------------------------------
                                             After 1   After                                    Floating or
                                   1 Year    Through   Five                  Predetermined    Adj. Interest
                                   or Less   5 Years   Years     Total          Rates              Rates        Total
                                  ---------------------------------------   --------------------------------------------
                                                            (Dollars in thousands)
December 31, 2001:
  Comm'l and agricultural        $  40,488     7,773    2,239     50,500            10,001                 11    10,012
  Real estate - construction        42,616       952       35     43,603               987                  -       987
                                  ---------  --------  -------  ---------   ---------------   ---------------- ---------

          TOTAL                  $  83,104     8,725    2,274     94,103            10,988                 11    10,999
                                  =========  ========  =======  =========   ===============   ================ =========

December 31, 2000:
  Comm'l and agricultural        $  26,559     9,909    1,077     37,545            10,986                  -    10,986
  Real estate - construction        37,679     4,527       36     42,242             1,561              3,002     4,563
                                  ---------  --------  -------  ---------   ---------------   ---------------- ---------

         TOTAL                   $  64,238    14,436    1,113     79,787            12,547              3,002    15,549
                                  =========  ========  =======  =========   ===============   ================ =========


Section III, Schedule C - Risk Elements

Non-accrual, Past Due and Renegotiated Loans


                                                     2001              2000              1999              1998              1997
                                                    ------            ------            ------            ------            ------
                                                                            (Dollars in thousands)
Non-accrual Loans (a)                               1,541               827             1,256             1,517               824
Past Due 90 days +                                      -                 -                 2                16                 2
Restructured Loans                                      -                 -                 -                 -                 -


(a)  Interest which would have been recorded had the loans been on an accrual basis, would have amounted to $26,000 in 2001,
     $12,000 in 2000, $36,000 in 1999, $39,000 in 1998, and $21,000 in 1997. Interest income on these loans, which is recorded only when received, amounted to $14,000 in 2001, $12,000 in 2000, $31,000 in 1999, $20,000 in 1998, and $14,000 in 1997.

The increase in non-accrual loans from 2000 to 2001 consists of a number of 1-4 family residential properties. The bank is in the final stage of the collection process on these loans. There is no loss anticipated on these loans.

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

As of December 31, 2001, the Company had loans totaling $29,306,000 in addition to those listed as non-accrual, past due or renegotiated that were identified by the Banks' internal asset rating systems as classified assets. This represents an increase of $11,393,000 or 63.6% from 2000. Management is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where full collectibility cannot reasonably be expected. Management has committed resources and is focusing on efforts designed to control the amount of classified assets. The company does not have a substantial portion of its loans concentrated in one or a few industries nor does it have any foreign loans outstanding as of December 31, 2001. Loan concentration by classification can be found in the loan section of Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations. The company's loans are concentrated geographically in the Wisconsin counties of Racine, Walworth, Kenosha, Lafayette, and Green.


Section IV, Schedule A - Summary of Loan Loss Experience

Analysis of the Allowance for Estimated Losses on Loans

                                                 2001           2000           1999          1998          1997
                                              ------------   -----------    -----------   -----------   -----------
                                                                     (Dollars in thousands)
Balance, beginning of fiscal year          $        3,927         3,581          3,421         3,132         2,897

Charge-offs:
     Commercial                                        21            51             51             2            14
     Agricultural production                           27             0              0             0             0
     Real Estate:
     Construction                                       0             0              0             0             0
     Commercial                                        27            48              0             0             0
     Agriculture                                        0             0              0             0             2
     Other Mortgages                                   25            40             42            35             3
     Installment - consumer                            35            30            104            51            43

Recoveries:
     Commercial                                        16            46              6             9             0
     Agricultural production                            7             0              0             0             0
     Real Estate:
     Construction                                       0             0              0             0             0
     Commercial                                        40             0              0             0            30
     Agriculture                                        0             0              0             2             0
     Other Mortgages                                    5           100              0             1            20
     Installment - consumer                             7             9             21            35            17
                                              ------------   -----------    -----------   -----------   -----------

Net Charge-offs/(Recoveries)                           60            14            170            41            (5)

Provision charged to operations (a)                   500           360            330           330           230
Additions related to
   branch acquisitions                                  0             0              0             0             0
                                              ------------   -----------    -----------   -----------   -----------

Balance, end of fiscal year                $        4,367         3,927          3,581         3,421         3,132
                                              ============   ===========    ===========   ===========   ===========

Average amount of loans outstanding
   before allowance for estimated
   losses on loans                         $      340,328       309,306        283,151       244,578       207,519
                                              ============   ===========    ===========   ===========   ===========

Ratio of net charge-offs/
   recoveries during the period
   to average loans outstanding
   during the period                               0.018%        0.005%         0.060%        0.017%       -0.002%

(a)   For each year ending December 31, the determination of the additions to loan loss reserve charged to operating expenses was based on an evaluation of the loan portfolio, current domestic economic conditions, past loan losses and other factors.


Section IV, Schedule B - Allocation of the Allowance for Estimated Losses on Loans

The following table presents the allowance for estimated losses on loans by type of loans and percentage of loans in each category to total loans:

                                                2001                              2000                            1999
                                   -------------------------------  --------------------------------  ------------------------------
                                                       % to Total                        % to Total                      % to Total
                                    Amount    % of ALL   Loans        Amount    % of ALL   Loan        Amount   % of ALL   Loans
                                   -------------------------------  --------------------------------  ------------------------------
                                                                        (Dollars in thousands)
Commercial Loans (a)               $ 2,428     55.6%     54.8%      $ 3,080      78.4%     55.5%      $ 2,470     69.0%    60.5%

Real Estate-Residential Loans          106      2.4%     43.9%          136       3.5%     42.3%          169      4.7%    37.1%

Consumer Loans                          99      2.3%      1.3%           56       1.4%      2.2%          127      3.5%     2.4%

Loan Commitments                        77      1.8%      N/A            63       1.6%      N/A            53      1.5%     N/A

Unallocated                          1,657     37.9%      N/A           592      15.1%      N/A           762     21.3%     N/A

                                   -------                          -------                           -------
Total                              $ 4,367                          $ 3,927                           $ 3,581
                                   =======                          =======                           =======

(a) Commercial Loans include commercial real estate, agricultural production, municipal and construction loans.

During the third quarter of 2001, the bank reviewed its allowance for possible loan loss adequacy calculation. After studying historical losses and current loan portfolio grading information, the calculations were adjusted to more accurately reflect where management felt the loan losses lie. As a result of this change, the amount of allowance for commercial loans decreased $652 thousand from 2000 to 2001. The allowance for unallocated increased $1.1 million from 2000 to 2001. The unallocated portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio. These losses may be due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated allowance includes a component that explicitly accounts for inherent imprecision in loan loss migration models.


Section V, Schedule B - Maturity Schedule for Time Deposits of $100,000 or more as of December 31, 2001

                                                                           Over                   Over
                                                                         3 Months               6 Months
                                                  3 Months                 thru                   thru                 Over 12
                                                   or Less               6 Months              12 Months               Months
                                                --------------         --------------         -------------         --------------
                                                                          (Dollars in thousands)
Certificates of Deposit                       $         8,666                  2,522                14,110                  8,403
                                                ==============         ==============         =============         ==============


Section VI - Three Year Summary of Return on Equity and Assets for the years ended December 31,

                                                                         2001              2000             1999
                                                             ----------------------------------------------------
Return on average assets                                                1.22%             1.20%            1.10%

Return on average equity                                               12.96%            13.45%           12.53%

Dividend payout ratios on common stock                                 19.33%            19.77%           21.05%

Average equity to average assets                                        9.45%             8.93%            8.81%


Section VII - Short-term Borrowings

                                                                         2001              2000             1999
                                                             -----------------------------------------------------
                                                                               (Dollars in thousands)
Securities Sold Under Agreements
     To Repurchase (a)
End of Year:
     Balance                                                           $26,099           $17,299          $21,131
     Weighted Ave. Rate                                                  2.00%             4.88%            4.66%

For the Year:
     Maximum Amount Outstanding                                        $33,001           $21,553          $35,908
     Average Amount Outstanding                                        $20,395           $17,780          $26,216
     Weighted Ave. Rate                                                  3.96%             5.43%            4.79%

(a) Securities sold under repurchase agreements are borrowed on a short-term basis by the subsidiary bank at prevailing rates for these funds. The approximate average maturity was 6.0 months, 3.0 months, and 5.0 months for the years 2001, 2000, and 1999, respectively.

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

                                                            2001                                     2000
                                                       Low          High                        Low          High
First quarter                                        $ 34.75      $ 38.00                     $ 34.50      $ 36.00
Second quarter                                       $ 37.00      $ 38.25                     $ 35.00      $ 37.00
Third quarter                                        $ 37.50      $ 42.50                     $ 35.50      $ 37.00
Fourth quarter                                       $ 38.50      $ 43.00                     $ 35.50      $ 37.75

     There were 758 holders of record of the Company's $1.00 par value common stock on December 31, 2001.

ITEM 6: SELECTED FINANCIAL DATA

                                             FINANCIAL HIGHLIGHTS
-------------------------------------------------------------------------------------------------------------------

                                                         (Dollars in thousands of except per share data)

                                                                              December 31,
                                               --------------------------------------------------------------------
                                                     2001         2000          1999          1998         1997
Interest income                                    $ 32,163     $ 31,286      $ 27,692      $ 25,474     $ 22,861
Interest expense                                     13,817       15,200        12,586        12,127       11,198
Net interest income                                  18,346       16,086        15,106        13,347       11,663
Provision for loan losses                               500          360           330           330          230
Net interest income after
   provision for loan loss                           17,846       15,726        14,776        13,017       11,433
Noninterest Income                                    3,480        3,126         2,829         2,530        2,156
Noninterest Expense                                  14,292       12,187        11,583        10,772        9,590
Income before income taxes                            7,034        6,665         6,022         4,775        3,999
Income taxes                                          1,777        1,879         1,860         1,387        1,115
Net income                                          $ 5,257      $ 4,786       $ 4,162       $ 3,388      $ 2,884

Earnings per common share:
  Basic earnings per share                           $ 3.57       $ 3.24        $ 2.80        $ 2.28       $ 1.95
  Diluted earnings per share                         $ 3.52       $ 3.21        $ 2.78        $ 2.27       $ 1.94
Cash dividends per share                             $ 0.69       $ 0.64        $ 0.59        $ 0.54       $ 0.50
Book value per share                                $ 28.67      $ 25.69       $ 22.59       $ 21.43      $ 19.47

Year-end assets                                   $ 475,780    $ 430,858     $ 392,089     $ 369,131    $ 327,833
Average assets                                      429,269      398,264       377,110       332,980      304,479
Year-end equity capital                              42,239       37,948        33,417        31,895       28,920
Average equity capital                               40,554       35,581        33,220        30,394       27,319

Return on average assets                              1.22%        1.20%         1.10%         1.02%        0.95%
Return on average equity                             12.96%       13.45%        12.53%        11.15%       10.56%

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides additional analysis of the financial statements presented in the Company's annual report and should be read in conjunction with this information. This discussion focuses on the significant factors that affected the Company's earnings in 2001, with comparisons to 2000. As of December 31, 2001, First Banking Center (the "Bank") was the only direct subsidiary of the Company and its operations contributed nearly all of the revenue for the year. The Company provides various support functions for the Bank and receives payment from the Bank for these services. These inter-company payments are eliminated for the purpose of these consolidated financial statements. The Bank has two wholly owned subsidiaries, FBC Financial Services, Corp., a brokerage and financial services subsidiary, and FBC-Burlington, Inc., an investment subsidiary located in Nevada.

Overview

As of December 31, 2001, total Company assets were $475.8 million increasing 10.4% from $430.9 million as of December 31, 2000. Total income for 2001 was $5.3 million or $3.57 per share, increasing 9.8% from $4.8 million or $3.24 per share in 2000. The significant items resulting in the above-mentioned results are discussed below.

Financial Condition

Loans

Loans outstanding were $366.1 million and $320.6 million on December 31, 2001 and December 31, 2000 respectively. This represents an increase of $45.5 million or 14.2% during 2001. Residential Real Estate loans grew by $25 million or 18.4% due to increased activity in the residential real estate market, normal year over year activity and the opening of two additional locations during 2001. The following table summarizes the changes during 2001 in the major loan classifications.

                                                                                               As a % of Total Loans
                                                  Balance December 31,     Change in              on December 31,
                                                2001           2000         Balance             2001           2000
                                            -----------------------------------------        --------------------------
                                                     (Dollars in million)
Residential Real Estate                        $160.7         $135.7         $25.0              43.9%          43.9%
Commercial Real Estate                          $90.7          $85.2          $5.5              24.8%          26.3%
Construction and Land Development               $43.6          $42.2          $1.4              11.9%          13.1%
Commercial                                      $27.5          $26.2          $1.3               7.5%           8.2%

Allowance for Loan Losses

The allowance for possible loan losses was $4.4 million or 1.19% of gross loans on December 31, 2001, compared with $3.9 million or 1.23% of gross loans on December 31, 2000. Net charge-offs for 2001 were $60 thousand or .016% of gross loans, compared to net charge-offs of $14 thousand or .004% of gross loans for 2000. As of December 31, 2001, loans on non-accrual status totaled $1.5 million or .42% of gross loans compared to $827 thousand or .26% of gross loans on December 31, 2000. The non-accrual loans consisted primarily of $1.3 million of residential real estate loans, $120 thousand of construction and land development, and $116 thousand of commercial loans. On December 31, 2001, the ratio of non-accrual loans to the allowance for loan losses was 35.3% compared to 21.1% on December 31, 2000.

The adequacy of the allowance for estimated losses on loans was determined by management based on factors that included the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, economic conditions and other factors that, in management's judgment, deserved evaluation in estimating loan losses. To ensure that an adequate allowance was maintained, provisions were made based on the increase in loan balances, management's assessment of the possible impact that economic conditions may have on the loan portfolio and a detailed analysis of the loan portfolio.

The loan portfolio is analyzed quarterly. This quarterly analysis incorporates First Banking Center's internal loan grading system. All loans identified as having potential weaknesses that deserve management's close attention, loans graded substandard and loans graded loss or doubtful are further reviewed to assess the actual exposure present.

Although management believes that the allowance for estimated losses on loans at December 31, 2001 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that First Banking Center will not be required to make additional provisions for loan losses in the future. Asset quality is a priority for First Banking Center and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. Along with other financial institutions, management shares a concern for the possible continued softening of the economy in 2002. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs and delinquencies could rise and require further increases in the provision.

During 2001 $500 thousand was charged to current earnings and added to the allowance for loan losses.

Investments securities - Available for Sale

The securities available-for-sale portfolio decreased $5.8 million or 9.0% during 2001. The decrease came in four areas of the portfolio. Commercial paper decreased $2.6 million and mortgage-backed securities decreased $1.7 million due to maturities. Money market mutual funds decreased $4.2 as the proceeds were transferred to fed funds. Equity securities in the amount of $2.3 million were transferred to other assets due to changes required for regulatory reporting. Municipal securities increased $5.3 million due to purchases.

Deposits and Borrowed Funds

Total deposits and borrowed funds were $429.5 million on December 31, 2001 compared to $388.3 million on December 31, 2000. This is an increase of $41.2 million or 10.6%. The following table summarizes the changes during 2001 in the major classifications of deposits and borrowed funds.

                                                           December 31,         December 31,                Change in
                                                              2001                 2000                      Balance
                                                      ----------------------------------------            ------------
                                                                 (Dollars in millions)
Money Market and Savings                                           $134.6              $121.8                $12.8
Demand  Deposits                                                    $66.6               $59.6                $7.0
Time Deposits less than $100,000                                    $87.2               $86.6                $0.6
Time Deposits equal or greater than $100,000                        $33.7               $38.3               ($4.6)
Securities sold under agreement to repurchase                       $26.1               $17.3                $8.8
Federal Home Loan Borrowings                                        $47.3               $35.3                $12.0

Capital resources

During 2001, the Company's stockholders' equity increased $4.3 million or 11.3%. Net income of $5.3 million was the primary reasons for the increase in equity. The company purchased $606 thousand and reissued $316 thousand of treasury stock, during 2001. Net unrealized gain/loss on available for sale securities increased $334 thousand to $542 thousand. Cash dividends paid in 2001 were $1.0 million or $.69 per share.

In December 1990, the Federal Reserve Board's risk-based guidelines became effective. Under these guidelines capital is measured against the Company's subsidiary bank's risk-weighted assets. The Company's tier 1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 11.2% at December 31, 2001, well above the 4% minimum required. Total capital to risk-adjusted assets was 12.5%, also well above the 8% minimum requirement. The leverage ratio was at 9.1% compared to the 4% minimum requirement. According to FDIC capital guidelines, the Company is considered to be "well capitalized."

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

The Bank's strategy with respect to asset/liability management is to maximize net interest income while limiting its exposure to a potential downward movement. Strategy is implemented by the Bank's management, which takes action based upon its analysis of the Bank's present positioning, its desired future positioning, economic forecasts, and its goals. It is the Bank's desire to maintain a cumulative GAP of positive or negative 15% of rate sensitive assets at the 1-year time frame. The current percentage is a positive 17%, which compares to a positive 2% as of December 31, 2000. Although a positive GAP of 17% is outside of the target range the company feels the current position is desirable due to current and forecasted economic conditions.

Liquidity

Liquidity measures the ability of First Banking Center to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $33.0 million at December 31, 2001, compared with $30.0 million at December 31, 2000. The Bank has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. First Banking Center also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities.

The liquidity of First Banking Center is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash used in operating activities was $831 thousand for fiscal 2001 compared to net cash provided by operating activities of $8.5 million for fiscal 2000. Net cash used in investing activities, consisting principally of loan funding and the purchase of securities, was $47.6 million in 2001 and $30.3 million in 2000. Net cash provided by financing activities, consisting primarily from the proceeds of short-term borrowings and deposit growth, for fiscal 2001 was $39.9 million and for fiscal 2000 was $32.0 million, consisting primarily of deposit growth and proceeds from short-term borrowings.

Net cash provided by operating activities was $8.5 million for fiscal 2000 compared to $8.6 million for fiscal 1999. Net cash used in investing activities, consisting principally of loan funding and the purchase of securities was $30.3 million for fiscal 2000 and $27.6 million for fiscal 1999. Net cash provided by financing activities, consisting primarily of deposit growth, and proceeds from short-term borrowings, for fiscal 2000 was $32.0 million and for fiscal 1999 was $20.1 million, consisting principally of deposit growth and proceeds from Federal Home Loan Bank advances.

Management believes that First Banking Center has sufficient liquidity and capacity sources to meet presently known cash flow requirements arising from ongoing business transactions.

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

One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance-sheet contracts. The following table sets forth, at December 31, 2001 and December 31, 2000, an analysis of First Banking Center's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ or - 200 basis points).


Change in
Interest Rates                     Estimated NPV                        Estimated Increase(Decrease) in NPV
-----------------------------------------------------------------  ----------------------------------------------
(Basis points)         December 31, 2001       December 31, 2000        December 31, 2001      December 31, 2000
-----------------------------------------------------------------  ----------------------------------------------
+200                              43,773                  35,048                     (965)                (3,665)
+100                              44,738                  38,713                     (814)                (3,699)
---                               45,552                  42,412                        -                      -
-100                              46,640                  46,459                    1,088                  4,047
-200                              47,655                  51,854                    1,015                  5,395

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

Results of operations

Net Interest Income

Net interest income is the difference between interest income and fees on loans and interest expense, and is the largest contributing factor to net income for the Company. All discussions of rate are on a tax-equivalent basis, which accounts for income earned on securities that are not fully subject to federal taxes. Net interest income was $18.3 million, $16.1 million and $15.1 million for 2001, 2000 and 1999 respectively. Net interest income as a percentage of average earning assets (net interest margin) was 4.77%, 4.56% and 4.55% in 2001 and 2000 and 1999 respectively. The increase in net interest margin in 2001 was due primarily to increased fees collected on loans sold to the secondary market.

The following table summarizes the changes and reasons for the changes in interest income and fees on loans during 2001 and 2000. The increase in interest income and fees on loans during 2001 was due primarily to increased earning assets. The increase in interest income and fees on loans during 2000 was due to both an increase in earning assets and increased yields on earning assets.

                                                            For the year                 Dollar/rate change
                                                      2001      2000     1999              2001      2000
                                                    -----------------------------       ---------------------
                                                        (Dollars in millions)
Interest income and fees on loans                       $33.0    $32.1     $28.5              $0.9      $3.6
Earning assets (Average balances)                      $402.5   $371.0    $348.8             $31.5     $22.2
Yield on earning assets                                 8.20%    8.65%     8.16%            -0.45%     0.49%

The following table summarizes the changes and reasons for the changes in interest expense during 2001 and 2000. The decrease in interest expense during 2001 was due primarily to decreased rates paid for liabilities. The increase in interest expense during 2000 was the result of increased liabilities and increased rates paid on liabilities.

                                                            For the year                 Dollar/rate change
                                                      2001      2000     1999              2001      2000
                                                    -----------------------------       ---------------------
                                                        (Dollars in millions)
Interest expense                                        $13.8    $15.2     $12.6             ($1.4)     $2.6
Interest bearing liabilities (Average balances)        $331.9   $308.6    $292.1             $23.3     $16.5
Cost of interest bearing liabilities                    4.16%    4.93%     4.31%            -0.77%     0.62%

The major component of interest income and fees on loans is the income generated by loans. The table below summarizes the income, average balance and yield on loans for 2001 and 2000.

                                                            For the year                 Dollar/rate change
                                                      2001     2000      1999              2001      2000
                                                    -----------------------------       ---------------------
                                                        (Dollars in millions)
Interest income                                         $29.2    $27.8     $24.4              $1.4      $3.4
Loans (Average balances)                               $340.3   $309.3    $283.2             $31.0     $26.1
Yield on loans                                          8.58%    9.01%     8.60%            -0.43%     0.41%

The major components of interest expense are interest paid on Certificates of Deposit (Time deposits) and on Money Market Deposits. The tables below summarize the expense, average balance and rates on these components for 2001 and 2000. The decrease during 2001 in interest expense on these two components was the result of decreased rates paid on these liabilities. The increase in interest expense for these two components during 2000 was a result of increased average balances outstanding and increased rates paid on these balances.

Time and Money Market deposits

                                                            For the year                 Dollar/rate change
     Time deposits                                    2001      2000     1999              2001      2000
                                                    -----------------------------       ---------------------
                                                        (Dollars in millions)
Interest expense                                         $7.0     $7.0      $5.7              $0.0      $1.3
Time deposits (Average balances)                       $124.4   $120.2    $108.9              $4.2     $11.3
Cost of time deposits                                   5.60%    5.82%     5.23%            -0.22%     0.59%

                                                            For the year                 Dollar/rate change
     Money Market deposits                            2001      2000     1999              2001      2000
                                                    -----------------------------       ---------------------
                                                        (Dollars in millions)
Interest expense                                         $3.6     $4.5      $3.1             ($0.9)     $1.4
Money Market deposits (Average balances)               $102.1    $89.0     $74.9             $13.1     $14.1
Cost of Money Market deposits                           3.53%    5.11%     4.14%            -1.58%     0.97%

Provision for loan losses

During 2001, $500 thousand was charged to current earnings and added to the allowance for loan losses. In 2000 and 1999, $360 and $330 thousand, respectively, was charged to earnings and added to the allowance for loan losses.

Non-interest income

Non-interest income increased $354 thousand or 11.3% during 2001. The increase came in primarily in service charges on deposit accounts, which increased $260 thousand as the number of accounts grew and charges for some services were increased.

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

Non-interest expense

Non-interest expense increased $2.1 million or 17.3% during 2001. Salaries and benefits accounted for $1.3 million of the increase due to normal wage increases, increased personal due to opening of two new branches and increased health insurance costs. Data processing costs increased $179 thousand due to the inflation clause in the main service provider's contract as well as increased volumes and additional services used. Occupancy expense increased $111 thousand due to increases in real estate, personal property taxes and the addition of two branch locations.

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

Quarterly Results of Operations (Unaudited)

         Quarterly results of operations are as follows:
                                                                               Quarter Ended
                                                           MAR 2001      JUN 2001      SEP 2001      DEC 2001
                                                          ----------------------------------------------------
                                                                          (Dollars in thousands)
Total interest income                                  $     8,207         8,235         8,095         7,626
Total interest expense                                       3,957         3,668         3,442         2,750
                                                          ----------------------------------------------------

Net interest income                                          4,250         4,567         4,653         4,876

Provision for loan losses                                       90            90            90           230
Other income                                                   756           824           919           981
Other expense                                                3,306         3,380         3,512         4,094
                                                          ----------------------------------------------------

Income before income taxes                                   1,610         1,921         1,970         1,533
Applicable income taxes                                        405           501           507           364
                                                          ----------------------------------------------------
                                                       $
              Net Income                                     1,205         1,420         1,463         1,169
                                                          ====================================================

Net income per share:
              Basic                                    $      0.82          0.96          1.00          0.79
                                                          ====================================================
              Diluted                                  $      0.81          0.96          0.99          0.76
                                                          ====================================================

                                                                               Quarter Ended
                                                           MAR 2000      JUN 2000      SEP 2000      DEC 2000
                                                          ----------------------------------------------------
                                                                          (Dollars in thousands)
Total interest income                                  $     7,284         7,645         8,121         8,236
Total interest expense                                       3,450         3,641         4,024         4,085
                                                          ----------------------------------------------------

Net interest income                                          3,834         4,004         4,097         4,151

Provision for loan losses                                       90            90            90            90
Other income                                                   690           831           750           855
Other expense                                                2,976         3,106         3,051         3,054
                                                          ----------------------------------------------------

Income before income taxes                                   1,458         1,639         1,706         1,862
Applicable income taxes                                        385           462           491           541
                                                          ----------------------------------------------------
                                                       $
              Net Income                                     1,073         1,177         1,215         1,321
                                                          ====================================================

Net income per share:
              Basic                                    $      0.73          0.80          0.83          0.88
                                                          ====================================================
              Diluted                                  $      0.69          0.78          0.82          0.88
                                                          ====================================================

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA



                           FIRST BANKING CENTER, INC.
                                 AND SUBSIDIARY
                              Burlington, Wisconsin
                        Consolidated Financial Statements
                     Including Independent Auditors' Report
                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


Independent Auditors' Report                                               26-27


Consolidated Balance Sheets
   December 31, 2001 and 2000                                                 28

Consolidated Statement of Income
    Years Ended December 31, 2001, 2000 and 1999                              29


Consolidated Statements of Change in Stockholders' Equity
    Years Ended December 31, 2001, 2000 and 1999                              30


Consolidated Statements of Cash Flows
    Years Ended December 31, 2001, 2000 and 1999                           31-32


Notes to Consolidated Financial Statements                                 33-56

                          Independent Auditors' Report



To the Board of Directors
First Banking Center, Inc. and Subsidiary
Burlington, Wisconsin


We have audited the accompanying consolidated balance sheets of First Banking Center, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Banking Center, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                         McGladrey & Pullen, LLP
Madison, Wisconsin
January 29, 2002

                          INDEPENDENT AUDITOR'S REPORT








To the Board of Directors
First Banking Center, Inc. and Subsidiary
Burlington, Wisconsin

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of First Banking Center, Inc. and subsidiary for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of First Banking Center, Inc. and subsidiary for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

                                                      VIRCHOW, KRAUSE & CO., LLP

Milwaukee, Wisconsin
January 13, 2000

FIRST BANKING CENTER, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000


ASSETS                                                                                     2001              2000
-------------------------------------------------------------------------------------------------------------------
                                                                                          (Dollars in thousands)
Cash and due from banks                                                                  $ 20,735         $ 29,287
Federal funds sold                                                                         12,010                -
Interest-bearing deposits in banks                                                            267              696
Available-for-sale securities                                                              59,343           65,189
Loans, less allowance for loan losses of $4,367
  and $3,927 in 2001 and 2000, respectively                                               361,705          316,641
Office buildings and equipment, net                                                        10,521            9,825
Other assets                                                                               11,199            9,220
                                                                                -----------------------------------

          Total assets                                                                   $475,780        $ 430,858
                                                                                ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
    Demand                                                                               $ 66,612         $ 59,602
    Savings and NOW accounts                                                              164,904          150,438
    Time                                                                                  120,898          124,900
                                                                                -----------------------------------
      Total deposits                                                                      352,414          334,940
  Short-term borrowings                                                                    29,199           17,399
  Other borrowings                                                                         47,847           35,944
  Other liabilities                                                                         4,081            4,627
                                                                                -----------------------------------

          Total liabilities                                                               433,541          392,910
                                                                                -----------------------------------

Stockholders' Equity:
  Common stock, $1.00 par value, 3,000,000 shares authorized;
    1,489,380 shares issued as of December 31, 2001 and 2000;
    1,473,197 and 1,477,022 shares outstanding as of
    December 31, 2001 and 2000;                                                             1,489            1,489
  Surplus                                                                                   4,184            4,178
  Retained earnings                                                                        36,649           32,525
  Accumulated other comprehensive income                                                      542              208
  Common stock in treasury, at cost -16,183 and 12,358 shares
    2001 and 2000, respectively                                                              (625)            (452)
                                                                                -----------------------------------

          Total stockholders' equity                                                       42,239           37,948
                                                                                -----------------------------------

          Total liabilities and stockholders' equity                                     $475,780        $ 430,858
                                                                                ===================================


See Notes to Consolidated Financial Statements.

FIRST BANKING CENTER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2001, 2000 and 1999

                                                                              2001           2000           1999
-------------------------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands except per share data)
Interest Income:
  Interest and fees on loans                                                $ 29,090       $ 27,751       $ 24,205
  Interest and dividends on securities:
    Taxable                                                                    1,146          2,003          2,161
    Nontaxable                                                                 1,421          1,321          1,211
  Interest on federal funds sold                                                 232            196            105
  Interest on interest-bearing deposits in banks                                 121             15             10
  Other interest                                                                 153              -              -
                                                                      ---------------------------------------------
          Total interest income                                               32,163         31,286         27,692
                                                                      ---------------------------------------------

Interest Expense:
  Interest on deposits                                                        11,246         12,609          9,970
  Interest on federal funds purchased and securities
    sold under agreements to repurchase                                          825          1,005          1,295
  Interest on other borrowings                                                 1,746          1,586          1,321
                                                                      ---------------------------------------------
          Total interest expense                                              13,817         15,200         12,586
                                                                      ---------------------------------------------

          Net interest income                                                 18,346         16,086         15,106

  Provision for loan losses                                                      500            360            330
                                                                      ---------------------------------------------
          Net interest income after provision for loan losses                 17,846         15,726         14,776
                                                                      ---------------------------------------------

Noninterest Income:
  Trust fees                                                                     513            499            442
  Service charges on deposit accounts                                          1,577          1,317          1,226
  Securities gains (losses), net                                                  (1)            12             (2)
  Other                                                                        1,391          1,298          1,163
                                                                      ---------------------------------------------
          Total noninterest income                                             3,480          3,126          2,829
                                                                      ---------------------------------------------

Noninterest Expenses:
  Salaries and employee benefits                                               8,032          6,746          6,396
  Occupancy                                                                      940            829            788
  Equipment                                                                    1,382          1,362          1,347
  Data processing services                                                       824            645            602
  Other                                                                        3,114          2,605          2,450
                                                                      ---------------------------------------------
          Total noninterest expenses                                          14,292         12,187         11,583
                                                                      ---------------------------------------------

          Income before income taxes                                           7,034          6,665          6,022

  Income taxes                                                                 1,777          1,879          1,860
                                                                      ---------------------------------------------

          Net income                                                         $ 5,257        $ 4,786        $ 4,162
                                                                      =============================================

Basic earnings per share                                                      $ 3.57         $ 3.24         $ 2.80
Diluted earnings per share                                                      3.52           3.21           2.78
Weighted average common shares outstanding                                   $ 1,473        $ 1,477        $ 1,486
Weighted average common and equivalent common
shares outstanding                                                             1,492          1,492          1,495


See Notes to Consolidated Financial Statements.

FIRST BANKING CENTER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2001, 2000 and 1999
                                                                                   Accumulated
                                                                                      Other
                                                 Common                Retained    Comprehensive   Treasury
                                                  Stock      Surplus   Earnings    Income (Loss)    Stock       Total
------------------------------------------------------------------------------------------------------------------------
                                                        (Dollars in thousands except for share and per share data)
Balance, December 31, 1998                      $  1,489    $ 4,312   $ 25,431        $ 663         $ -       $ 31,895
                                             ---------------------------------------------------------------------------
  Comprehensive income:
    Net income                                         -          -      4,162            -           -          4,162
    Change in net unrealized gains (losses)
      on available-for-sale securities                 -          -          -       (2,205)          -         (2,205)
    Reclassification adjustment for
      (losses) included in net income                  -          -          -           (2)          -             (2)
    Income tax effect                                  -          -          -          861           -            861
                                                                                                          --------------
          Comprehensive income                                                                                   2,816
                                                                                                          --------------
    Purchase of 16,356 shares of
      treasury stock                                   -          -          -            -        (561)          (561)
    Cash dividends paid - $.59 per share               -          -       (876)           -           -           (876)
    Sale of 6,534 shares of treasury stock
      for the exercise of stock options                -        (76)         -            -         219            143
                                             ---------------------------------------------------------------------------
Balance, December 31, 1999                         1,489      4,236     28,717         (683)       (342)        33,417
                                             ---------------------------------------------------------------------------
  Comprehensive income:
    Net income                                         -          -      4,786            -           -          4,786
    Change in net unrealized gains (losses)
      on available-for-sale securities                 -          -          -        1,335           -          1,335
    Reclassification adjustment for gains
      included in net income                           -          -          -           12           -             12
    Income tax effect                                  -          -          -         (456)          -           (456)
                                                                                                          --------------
          Comprehensive income                                                                                   5,677
                                                                                                          --------------
    Purchase of 10,980 shares of
      treasury stock                                   -          -          -            -        (404)          (404)
    Cash dividends paid - $.64 per share               -          -       (946)           -           -           (946)
    Tax benefit of nonqualified stock
      options exercised                                -         10          -            -           -             10
    Sale of 8,444 shares of treasury stock
      for the exercise of stock options                -        (68)       (32)           -         294            194
                                             ---------------------------------------------------------------------------
Balance, December 31, 2000                         1,489      4,178     32,525          208        (452)        37,948
                                             ---------------------------------------------------------------------------
  Comprehensive income:
    Net income                                         -          -      5,257               -        -          5,257
    Change in net unrealized gains (losses)
      on available-for-sale securities                 -          -          -             506        -            506
    Reclassification adjustment for (losses)
      included in net income                           -          -          -              (1)       -             (1)
    Income tax effect                                  -          -          -            (171)       -           (171)
                                                                                                          --------------
          Comprehensive income                                                                                   5,591
                                                                                                          --------------
    Purchase of 15,660 shares of
      treasury stock                                   -          -          -               -     (606)          (606)
    Cash dividends paid - $.69 per share               -          -     (1,016)              -        -         (1,016)
    Tax benefit of nonqualified stock
      options exercised                                -          6          -               -        -              6
    Sale of 11,835 shares of treasury stock
      for the exercise of stock options                -          -       (117)              -      433            316
                                             ---------------------------------------------------------------------------
Balance, December 31, 2001                       $ 1,489    $ 4,184   $ 36,649           $ 542   $ (625)      $ 42,239
                                             ===========================================================================


See Notes to Consolidated Financial Statements.

FIRST BANKING CENTER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001, 2000 and 1999


                                                                              2001          2000           1999
-----------------------------------------------------------------------------------------------------------------
                                                                                    (Dollars in thousands)
Cash Flows From Operating Activities:
  Net income                                                                $ 5,257       $ 4,786        $ 4,162
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation                                                              798           851            949
      Provision for loan losses                                                 500           360            330
      Loans originated for sale                                             (94,362)      (30,125)       (45,489)
      Proceeds from sales of loans                                           89,607        31,960         49,056
      Gain on sale of loans                                                       -            (9)            (8)
      Deferred income taxes                                                      (9)          353            (19)
      Amortization of premiums and accretion of
        discounts on securities, net                                             59            46            102
      Amortization                                                              102           104            104
      Investment securities (gains) losses                                        1           (12)             2
      Tax benefit of nonqualified stock options exercised                         6            10              -
      Increase in other assets                                               (2,597)         (961)          (628)
      Increase (decrease) in other liabilities                                 (193)        1,098             85
                                                                       -------------------------------------------

          Net cash provided by (used in) operating activities                  (831)        8,461          8,646
                                                                       -------------------------------------------

Cash Flows From Investing Activities:
  Net (increase) decrease in interest-bearing deposits in banks                 429          (656)            26
  Net (increase) decrease in federal funds sold                             (12,010)        4,242          2,643
  Proceeds from sales of available-for-sale securities                       21,241        10,458          6,110
  Proceeds from maturities and calls of
available-for-sale securities                                               140,606        10,925         69,470
  Purchase of available-for-sale securities                                (155,555)      (30,319)       (67,413)
  Net increase in loans                                                     (40,809)      (23,684)       (37,653)
  Purchase of office buildings and equipment, net                            (1,494        (1,247)          (776)
                                                                       -------------------------------------------

          Net cash used in investing activities                           $ (47,592)    $ (30,281)     $ (27,593)
                                                                       -------------------------------------------


(Continued)

FIRST BANKING CENTER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2001, 2000 and 1999


                                                                              2001          2000           1999
------------------------------------------------------------------------------------------------------------------
                                                                                    (Dolars in thousands)
Cash Flows From Financing Activities:
  Net increase in deposits                                                 $ 17,474      $ 28,796       $ 23,345
  Dividends paid                                                             (1,016)         (946)          (876)
  Proceeds from other borrowings                                             38,350        10,000          8,670
  Payments on other borrowings                                              (26,447)       (1,824)        (3,045)
  Net increase (decrease) in short term borrowings                           11,800        (3,832)        (7,619)
  Purchase of treasury stock                                                   (606)         (404)          (561)
  Sale of treasury stock for the exercise of stock options                      316           194            143
                                                                       -------------------------------------------

          Net cash provided by financing activities                          39,871        31,984         20,057
                                                                       -------------------------------------------

          Net increase (decrease) in cash and due from banks                 (8,552)       10,164          1,110

Cash and due from banks:
  Beginning                                                                  29,287        19,123         18,013
                                                                       -------------------------------------------

  Ending                                                                   $ 20,735      $ 29,287       $ 19,123
                                                                       ===========================================

Supplemental Disclosures of Cash Flow Information,
  cash paid during the year for:
Interest                                                                   $ 14,375      $ 14,944       $ 12,479
Income taxes                                                                  2,211         1,366          2,161

Supplemental Schedule of Noncash Investing Activities,
  change in accumulated other comprehensive income,
    unrealized gains (losses) on available-for-sale securities, net           $ 334         $ 891       $ (1,346)


See Notes to Consolidated Financial Statements.

FIRST BANKING CENTER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.   Nature of Business and Significant Accounting Policies

Nature of Banking Activities: The consolidated income of First Banking Center, Inc. (the Company) is principally from the income of its wholly owned subsidiary, First Banking Center (the Bank). The Bank grants agribusiness, commercial, residential and consumer loans, accepts deposits and provides trust services to customers primarily in southeastern and south central Wisconsin. The Bank is subject to competition from other financial institutions and nonfinancial institutions providing financial products. Additionally the Company and the Bank are subject to the regulations of certain regulatory agencies and undergo periodic examination by those regulatory agencies.

Use of Estimates: In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate and deferred tax assets. The fair value disclosure of financial instruments is an estimate that can be computed within a range.

Consolidation: The consolidated financial statements of the Company include the accounts of the Bank. The Bank includes the accounts of its wholly owned subsidiary, FBC-Burlington, Inc. and FBC Financial Services Corp. The
consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Presentation of Cash Flows: For purposes of reporting cash flows, cash and due from banks include cash on hand and amounts due from banks. Cash flows from federal funds sold, interest-bearing deposits in banks, loans, deposits, and short-term borrowings are treated as net increases or decreases.

Cash and Due From Banks: The Bank maintains amounts due from banks which, at times, may exceed federally insured limits. Management monitors these correspondent relationships. The Bank has not experienced any losses in such accounts.

Available-for-Sale Securities: Securities classified as available for sale are those debt securities that the Bank intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital consideration, and other similar factors. Securities classified as available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in accumulated other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

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

Office Buildings and Equipment: Office buildings and equipment are stated at cost less accumulated depreciation. Provisions for depreciation are computed on straight-line and accelerated methods over the estimated useful lives of the assets.

Other Real Estate Owned: Other real estate owned, acquired through partial or total satisfaction of loans, is carried at the lower of cost or fair value less cost to sell. At the date of acquisition, losses are charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.

Profit-Sharing Plan: The Company has established a 401(k) profit-sharing plan for qualified employees. The Company's policy is to fund contributions as accrued.

Income Taxes: The Company files a consolidated federal income tax return and individual subsidiary state income tax returns. Accordingly, amounts equal to tax benefits of those companies having taxable federal losses or credits are reimbursed by the other companies that incur federal tax liabilities.

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to the reserve for loan losses, nonaccrual loan income, deferred compensation, pension, fixed assets and unrealized gains and losses on available-for-sale securities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Trust Assets: Property held for customers in fiduciary or agency capacities, other than cash on deposit at the Bank, is not included in the accompanying balance sheets, since such items are not assets of the Company.

Earnings Per Share: Earnings per share are computed based upon the weighted average number of common shares outstanding during each year. In the computation of diluted earnings per share, all dilutive stock options are assumed to be exercised at the beginning of each year and the proceeds are used to purchase shares of the Company's common stock at the average market price during the year.

Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Current Accounting Developments: In July 2001, the Financial Accounting Standards Board issued Statement 141, Business Combinations and Statement 142, Goodwill and Other Intangible Assets. Statement 141 eliminates the pooling method for accounting for business combinations; requires that intangible assets that meet certain criteria be reported separately from goodwill; and requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life; and requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life. For the Company, the provisions of Statement 142 are effective January 1, 2002 and are not expected to have a material impact on the Company's financial statements.

The Financial Accounting Standards Board has issued Statement 143, Accounting for Asset Retirement Obligations and Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement 144 supersedes FASB Statement 121 and the accounting and reporting provisions of APB Opinion No. 30. Statement 144 establishes a single accounting model for long-lived assets to be disposed of by sale which includes measuring a long-lived asset classified as held for sale at the lower of its carrying amount or its fair value less costs to sell and to cease depreciation/amortization. For the Company, the provisions of Statement 143 and 144 are effective January 1, 2003, and January 1, 2002, respectively. Implementation of the Statements is not expected to have a material impact on the Company's financial statements.


Note 2.   Cash and Due From Banks

The Bank is required to maintain vault cash and reserve balances with Federal Reserve Bank based upon a percentage of deposits. These requirements
approximated   $4,694,000   and  $2,903,000  at  December  31,  2001  and  2000,
respectively.

Note 3.   Available-for-Sale Securities

Amortized costs and fair values of available-for-sale securities are summarized as follows:


                                                                    December 31, 2001
                                               ----------------------------------------------------------------
                                                                       Gross           Gross
                                                    Amortized        Unrealized      Unrealized         Fair
                                                      Cost             Gains          (Losses)          Value
                                               ----------------------------------------------------------------
                                                                      (Dollars in thousands)
U.S. Treasury securities                                 $ 358            $ 21             $ -           $ 379
Obligations of other U.S. government
  agencies and corporations                             22,050             194             (55)         22,189
Obligations of states and
  political subdivisions                                33,026             732            (156)         33,602
                                               ----------------------------------------------------------------
                                                        55,434             947            (211)         56,170
Mortgage-backed securities                               3,088              85               -           3,173
                                               ----------------------------------------------------------------

                                                      $ 58,522         $ 1,032          $ (211)       $ 59,343
                                               ================================================================

                                                                    December 31, 2000
                                               ----------------------------------------------------------------
                                                                       Gross           Gross
                                                    Amortized        Unrealized      Unrealized         Fair
                                                      Cost             Gains          (Losses)          Value
                                               ----------------------------------------------------------------
                                                                      (Dollars in thousands)
U.S. Treasury securities                               $ 1,364            $ 11             $ -         $ 1,375
Obligations of other U.S. government
  agencies and corporations                             21,675              60             (80)         21,655
Obligations of states and
  political subdivisions                                27,969             405             (95)         28,279
Commercial paper                                         2,600               -               -           2,600
                                               ----------------------------------------------------------------
                                                        53,608             476            (175)         53,909
Mortgage-backed securities                               4,866              25             (11)          4,880
Mutual funds                                             4,182               -               -           4,182
Other                                                    2,218               -               -           2,218
                                               ----------------------------------------------------------------

                                                      $ 64,874           $ 501          $ (186)       $ 65,189
                                               ================================================================

Note 3.           Available-for-Sale Securities (Continued)

The amortized cost and fair value of available-for-sale securities by contractual maturity at December 31, 2001 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

                                                      Amortized          Fair
                                                        Cost             Value
                                                  --------------------------------
                                                        (Dollars in thousands)
Due in one year or less                                $ 9,066           $ 9,089
Due after one year through 5 years                      27,943            28,493
Due after 5 years through 10 years                      13,345            13,490
Due after 10 years                                       5,080             5,098
                                                  --------------------------------
                                                        55,434            56,170
Mortgage-backed securities                               3,088             3,173
                                                  --------------------------------

                                                      $ 58,522          $ 59,343
                                                  ================================

Following is a summary of the proceeds from sales of available-for-sale securities, as well as gross gains and losses for the years ended December 31:


                                                        2001             2000             1999
                                                  ---------------------------------------------------
                                                               (Dollars in thousands)
Proceeds from sales of
  available-for-sale securities                        $ 21,241         $ 10,458         $ 6,110
                                                  ===================================================

Gross gains on sales                                   $      1         $     51         $     8
Gross losses on sales                                        (2)             (39)            (10)
                                                  ---------------------------------------------------

                                                       $     (1)        $     12         $    (2)
                                                  ===================================================

Securities with a carrying value of $28,220,000 and $19,366,000 as of December 31, 2001 and 2000 respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 4.   Loans

Major classifications of loans as of December 31, are as follows:


                                                                      2001             2000
                                                            -----------------------------------
                                                                     (Dollars in thousands)
Commercial                                                          $ 27,487          $ 26,219
Agricultural production                                               23,013            11,326
Real estate:
  Construction                                                        43,603            42,242
  Commercial                                                          90,685            85,192
  Agricultural                                                        12,604             8,732
  Residential                                                        160,713           135,696
Municipal loans                                                        3,293             4,166
Consumer and other                                                     4,674             6,995
                                                            -----------------------------------
                                                                     366,072           320,568
  Less allowance for loan losses                                       4,367             3,927
                                                            -----------------------------------

          Net loans                                                $ 361,705         $ 316,641
                                                            ===================================

Changes  in the  allowance  for  estimated  losses on loans for the years  ended
December 31, are presented as follows:


                                                            2001             2000             1999
                                                      ---------------------------------------------------
                                                                      (Dollars in thousands)
Balance at beginning of year                                   $ 3,927          $ 3,581          $ 3,421
  Charge-offs                                                     (135)            (169)            (197)
  Recoveries                                                        75              155               27
  Provision charged to expense                                     500              360              330
                                                      ---------------------------------------------------

Balance at end of year                                         $ 4,367          $ 3,927          $ 3,581
                                                      ===================================================

The following is a summary of information pertaining to impaired loans as of December 31:


                                                                       2001           2000
                                                                -------------------------------
                                                                     (Dollars in thousands)
Impaired loans for which an allowance has been                            $ 93           $ 640
  provided
Impaired loans for which no allowance has been
  provided                                                               1,448             187
                                                                -------------------------------

Total loans determined to be impaired                                  $ 1,541           $ 827
                                                                ===============================

Allowance provided for impaired loans, included
  in the allowance for loan losses                                         $ 5            $ 54
                                                                ===============================



                                                                         2001           2000            1999
                                                                -----------------------------------------------
                                                                              (Dollars in thousands)
Average investment in impaired loans                                   $ 1,580         $ 1,136         $ 1,875
                                                                ===============================================

Interest income recognized and collected on a
  cash basis on impaired loans                                            $ 14            $ 12            $ 31
                                                                ===============================================


Nonaccruing loans totaled $1,541,000 and $827,000 as of December 31, 2001 and 2000, respectively. Interest income in the amount of $26,000, $12,000, and $36,000 would have been earned on the nonaccrual loans had they been performing in accordance with their original terms during the years ended December 31, 2001, 2000, and 1999 respectively. The interest collected on nonaccrual loans and included in income for years ended December 31, 2001, 2000, and 1999 was not significant.

Certain directors and executive officers of the Company, and their related interests, had loans outstanding in the aggregate amounts of $6,611,000 and $4,086,000 at December 31, 2001 and 2000, respectively. During 2001, $3,555,000 of new loans were made and repayments totaled $1,030,000. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risks of collectibility or present other unfavorable features.

Note 5.   Office Buildings and Equipment

Office buildings and equipment are stated at cost less accumulated depreciation as of December 31, are summarized as follows:


                                                                      2001             2000
                                                            -----------------------------------
                                                                    (Dollars in thousands)
Land                                                                 $ 1,632           $ 1,632
Buildings and improvements                                             9,729             9,185
Furniture and equipment                                                7,006             6,078
                                                            -----------------------------------
                                                                      18,367            16,895
  Less accumulated depreciation                                        7,846             7,070
                                                            -----------------------------------

          Total office buildings and equipment                      $ 10,521           $ 9,825
                                                            ===================================


Note 6.   Intangible Assets

The amount paid in excess of cost in the underlying carrying amount of net assets of the Genoa City and Pell Lake branches of the Bank at the date of the branch acquisition amounted to $1,509,000 and is included in other assets. The amount is being amortized over a period of ten to fifteen years. Amortization expense amounted to $102,000 for each of the years ended December 31, 2001, 2000 and 1999.

Note 7.   Deposits

The aggregate amount of time deposits, each with a minimum denomination of $100,000, was approximately $33,701,000 and $38,314,000 at December 31, 2001 and
2000, respectively.

At December 31, 2001, the scheduled  maturities of time deposits were as follows
(dollars in thousands):

      Years Ending December 31,
---------------------------------------
                 2002                         $ 78,437
                 2003                           30,413
                 2004                            8,031
                 2005                            2,940
                 2006                            1,077
                                       ----------------

                                              $120,898
                                       ================

Note 8.   Short-Term Borrowings

Short-term borrowings consisted of the following at December 31:

                                                                      2001             2000
                                                            -----------------------------------
                                                                     (Dollars in thousands)
Securities sold under agreements to repurchase                      $ 26,099          $ 17,299
Federal funds purchased                                                3,000                 -
Treasury, Tax & Loan note                                                100               100
                                                            -----------------------------------

                                                                    $ 29,199          $ 17,399
                                                            ===================================

Securities sold under agreements to repurchase generally mature within one year.

Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                                      2001             2000
                                                            -----------------------------------
                                                                    (Dollars in thousands)
Average daily balance during the year                               $ 20,395          $ 17,780
Average daily interest rate during the year                            3.96%             5.43%
Maximum month-end balance during the year                           $ 33,001          $ 21,553
Weighted average rate as of December 31                                2.00%             4.88%
Securities underlying the agreements at year-end:
  Carrying value                                                    $ 28,220          $ 19,366
  Estimated fair value                                                28,220            19,366

Federal funds purchased and treasury tax and loan note generally are repaid within one to 120 days from the transaction date.

Note 9.   Other Borrowings

Other borrowings consisted of the following at December 31:

                                                                      2001             2000
                                                            -----------------------------------
                                                                    (Dollars in thousands)
Federal Home Loan Bank advances                                     $ 47,276          $ 35,344
Note payable                                                             571               600
                                                            -----------------------------------

                                                                    $ 47,847          $ 35,944
                                                            ===================================

The Bank has a master contract agreement with the Federal Home Loan Bank (FHLB) which provides for borrowing up to the maximum of 60 percent of the book value of the Bank's first lien 1-4 family real estate loans, or $102,569,000, at December 31, 2001. The indebtedness is evidenced by a master contract dated
September 14, 1992. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as Federal funds and Treasury Bill rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities.

Maturity and interest rate  information on advances from the FHLB as of December
31, is as follows:

                                                                       2001             2000
                                                               -----------------------------------
                                                                      (Dollars in thousands)
Due during fiscal year ending December 31, 2001
with interest rates ranging from 4.7% to 6.95%                      $      -          $ 26,068
Due during fiscal year ending December 31, 2002
with interest rates ranging from 1.74% to 5.95%                       18,350             3,350
Due during fiscal year ending December 31, 2003
with interest rates ranging from 5.78% to 5.86%                        2,006             2,006
Due during fiscal year ending December 31, 2004
with interest rates ranging from 1.93% to 6.88%                       18,820             3,820
Due during fiscal year ending December 31, 2005
with an interest rate of 6.08%                                            50                50
Due during fiscal year ending December 31, 2006
with interest rates ranging from 2.37% to 2.56%                        5,000                 -
Thereafter with rates ranging from 3.8% to 6.14%                       3,050                50
                                                               -----------------------------------

                                                                    $ 47,276          $ 35,344
                                                               ===================================

The advances are secured by real estate mortgages with a carrying value of $78,793,000 and $58,907,000 as of December 31, 2001 and 2000, respectively.

The Bank has a note payable with a third party bank used to acquire a permanent facility for a branch that formerly occupied rented space. The note payable bears an interest rate of 6.5 percent with monthly principal and interest payments through July 2008 of $8,910. The outstanding balance as of December 31, 2001 and 2000 was $571,000 and $600,000, respectively.

Future principal payments required to be made on the note payment are as follows
(dollars in thousands):

      Years Ending December 31,
---------------------------------------
                 2002                             $ 72
                 2003                               77
                 2004                               82
                 2005                               87
                 2006                               93
              Thereafter                           160
                                       ----------------

                                                 $ 571
                                       ================

Note 10.   Stock Based Compensation

The Company has an Incentive Stock Option Plan which provides for the granting of options for up to 300,000 shares of common stock to key officers and employees of the Company. The exercise price of each option equals the market price of the Company's stock on the date of grant. Options may be exercised
33.33 percent per year beginning one year after the date of the grant and must be exercised within a four-year period. During 1999, the plan was amended to extend the time period for exercising grants to ten years.

Activity of the Incentive Stock Option Plan is summarized in the following table:

                                        Weighted-
                                         Average                                                 Weighted-
                                        Fair Value                                                Average
                                        of Option      Options                     Options        Exercise
                                         Granted      Available   Exercisable    Outstanding       Price
                                    ----------------------------------------------------------------------
Balance - December 31, 1998                            195,883       37,628           98,034      $ 28.89
  Granted                                 $ 7.57       (83,725)                       83,725        34.01
  Exercise of stock options                                  -                        (7,283)       19.67
  Canceled                                              45,700                       (45,700)       32.29
                                                   --------------             -----------------

Balance - December 31, 1999                            157,858       30,632          128,776      $ 31.53
  Granted                                 $ 9.31       (45,275)                       45,275        36.14
  Exercise of stock options                                  -                        (8,444)       22.93
  Canceled                                               6,781                        (6,781)       31.88
                                                   --------------             -----------------

Balance - December 31, 2000                            119,364       35,380          158,826      $ 33.28
  Granted                                 $ 8.43       (38,775)                       38,775        40.73
  Exercise of stock options                                  -                       (11,835)       26.70
  Canceled                                               6,625                        (6,625)       30.94
                                                   --------------             -----------------

Balance - December 31, 2001                             87,214       85,416          179,141      $ 35.41
                                                   ==============             =================

The following table summarizes information about stock options outstanding at December 31, 2001:

                                Options Outstanding                                   Options Exercisable
---------------------------------------------------------------------------   -------------------------------------
     Range of                      Weighted-Average     Weighted-Average                        Weighted-Average
     Exercise         Number           Remaining            Exercise              Number            Exercise
      Price         Outstanding    Contractual Life           Price             Exercisable          Price
---------------------------------------------------------------------------   -------------------------------------
  $ 24.90-$29.05        17,125        1 year                     $ 28.38             17,125              $ 28.38
     29.06-33.20         4,024        2 years                      32.31              4,024                32.31
     33.21-37.35       114,717        8 years                      34.69             62,764                34.42
     37.35-41.50        43,275        8 years                      40.38              1,503                37.38
                   --------------                                             ----------------

                         179,141                                                       85,416
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

                                                                 2001             2000             1999
                                                        ---------------------------------------------------
                                                                    (Dollars in thousands except
                                                                           per share data)
Net income - as reported                                       $ 5,257          $ 4,786          $ 4,162
  Pro forma                                                      5,064            4,651            4,136

Basic earnings per share - as reported                          $ 3.57           $ 3.24           $ 2.80
  Pro forma                                                       3.44             3.15             2.78

Diluted earnings per share - as reported                        $ 3.52           $ 3.21           $ 2.78
  Pro forma                                                       3.39             3.12             2.77

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 1.6 percent, 1.8 percent and 1.7 percent; expected volatility of 5.2 percent,
5.2 percent and 5.3 percent,  blended  risk-free  interest rates of 4.7 percent,
5.8 percent and 5.9 percent; and expected lives of 10 years, respectively.

A reconciliation of the numerators and the denominators of basic earnings per share and diluted earnings per share are:

                                                                                           Per Share
                                                           Income           Shares           Amount
                                                      ---------------------------------------------------
                                                                    (Dollars in thousands
                                                                     except per share data)
2001
  Earnings per share - basic                              $ 5,257            1,473           $ 3.57
                                                                                        =================
  Effect of options                                             -               19
                                                      ----------------------------------

          Earnings per share - diluted                    $ 5,257            1,492           $ 3.52
                                                      ===================================================

2000
  Earnings per share - basic                              $ 4,786            1,477           $ 3.24
                                                                                        =================
  Effect of options                                             -               15
                                                      ----------------------------------

          Earnings per share - diluted                    $ 4,786            1,492           $ 3.21
                                                      ===================================================

1999
  Earnings per share - basic                              $ 4,162            1,486           $ 2.80
                                                                                        =================
  Effect of options                                             -               10
                                                      ----------------------------------

          Earnings per share - diluted                    $ 4,162            1,495           $ 2.78
                                                      ===================================================

Note 11.   Income Taxes

The provision for income taxes included in the accompanying consolidated financial statements for the years ended December 31, consists of the following:

                                                               2001             2000           1999
                                                      -------------------------------------------------
                                                                      (Dollars in thousands)
  Current                                                    $ 1,786          $ 1,526        $ 1,879
  Deferred                                                        (9)             353            (19)
                                                      -------------------------------------------------

                                                             $ 1,777          $ 1,879        $ 1,860
                                                      =================================================

The net deferred tax assets included with other assets in the accompanying consolidated balance sheets include the following amounts of deferred tax assets and liabilities:

                                                                  2001             2000
                                                            --------------------------------
                                                                  (Dollars in thousands)
Deferred tax assets:
  Allowance for loan losses                                     $ 1,273           $ 1,113
  Deferred compensation                                             449               464
  Other                                                              35                 5

Deferred tax liabilities:
  Office buildings and equipment                                   (311)             (179)
  Stock dividends                                                   (83)              (40)
  Unrealized gains on available for sale securities                (279)             (107)
  Other                                                               -                (9)
                                                            --------------------------------

    Net deferred tax asset                                      $ 1,084           $ 1,247
                                                            ================================

A reconciliation of expected income tax expense to the income tax expense included in the consolidated statements of income for the years ended December
31, was as follows:


                                        2001                       2000                          1999
                                    ----------------------------------------------------------------------------------
                                                     % of                         % of                       % of
                                                    Pretax                       Pretax                     Pretax
                                       Amount       Income        Amount         Income         Amount      Income
                                    ----------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
Computed "expected" tax
  expense                             $2,462         35.0%      $ 2,333            35.0%       $2,108       35.0%
Effect of graduated tax rates            (70)         (1.0)         (67)            (1.0)         (61)       (1.0)
Tax-exempt interest, net                (509)         (7.2)        (487)            (7.3)        (470)       (7.8)
State income taxes, net
  of federal benefit                       -             -           34              0.5          230         3.8
Other, net                              (106)         (1.5)          66              1.0           53         0.9
                                    ----------------------------------------------------------------------------------

                                      $1,777         25.3%      $ 1,879            28.2%       $1,860       30.9%
                                    ==================================================================================

Note 12.   Profit-Sharing Plan

The Company has a 401(k) Plan whereby substantially all eligible employees participate in the Plan. Employees may contribute up to 15 percent of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 50 percent of the first 4 percent of an employee's compensation contributed to the Plan. Matching contributions vest to the employee over a six-year period. For the years ended December 31, 2001, 2000 and 1999, contributions to the Plan amounted to $253,000, $163,000 and $156,000, respectively.

Note 13.   Salary Continuation Agreement

The Company has entered into salary continuation agreements with various executive officers. The agreements provide for the payment of specified amounts upon the employee's retirement or death which is being accrued over the anticipated remaining period of employment. Expenses recognized for future benefits under these agreements totaled $56,000, $57,000 and $59,000 during 2001, 2000 and 1999, respectively.

Although not part of the agreement, the Company purchased life insurance on the officers which could provide funding for the payment of benefits. Included in other assets is $1,663,000 and $1,586,000 of related cash surrender value of the life insurance as of December 31, 2001 and 2000, respectively.


Note 14.   Commitments and Contingencies

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

A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of December 31 is as follows:

                                                                  2001             2000
                                                            --------------------------------
                                                                  (Dollars in thousands)
Financial instruments whose contract
  amounts represent credit risk:
    Commitments to extend credit                               $ 71,274          $ 56,489
    Standby letters of credit                                     5,449             6,838

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


Note 15.   Concentration of Credit Risk

The Company and the Bank do not engage in the use of interest rate swaps, futures or option contracts as of December 31, 2001.

Practically all of the Bank's loans, commitments, and standby letters of credit have been granted to customers in the Bank's market area. Although the Bank has a diversified loan portfolio, the ability of their debtors to honor their contracts is dependent on the economic conditions of the counties surrounding the Bank. The concentration of credit by type of loan is set forth in Note 4.


Note 16.   Regulatory Capital Requirements and Restrictions of Dividends

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

Quantitative measures established by regulation to ensure capital adequacy requires the Company and the Bank to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Company and the Bank met all capital adequacy requirements to which they are subject.

Note  16.  Regulatory   Capital   Requirements  and  Restrictions  of  Dividends
(Continued)

As of December 31, 2001, the most recent notification from the regulatory agencies categorized the Company as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since these notifications that management believes have changed the Company's or Bank's category.

The Company's and the Bank's  actual  capital  amounts and ratios as of December
31, 2001 and 2000 are presented in the following table:

                                                                                                  To Be Well
                                                                      For Capital              Capitalized Under
                                                                       Adequacy                Prompt Corrective
                                             Actual                    Purposes                Action Provisions
                                    ------------------------------------------------------------------------------
                                       Amount     Ratio           Amount       Ratio            Amount    Ratio
                                    ------------------------------------------------------------------------------
                                                                (Dollars in thousands)
As of December 31, 2001:
  Total capital
    (to risk-weighted assets):
      First Banking Center, Inc.     $ 45,080     12.5%         $ 28,973       8.0%            N/A
      First Banking Center             43,487     12.0%           28,885       8.0%           $ 36,106    10.0%
  Tier I capital
    (to risk-weighted assets):
      First Banking Center, Inc.     $ 40,713     11.2%         $ 14,486       4.0%            N/A
      First Banking Center             39,120     10.8%           14,442       4.0%           $ 21,664    6.0%
  Tier I capital
    (to average assets):
      First Banking Center, Inc.     $ 40,713     9.1%          $ 17,871       4.0%            N/A
      First Banking Center             39,120     8.8%            17,839       4.0%           $ 22,299    5.0%

As of December 31, 2000:
  Total capital
    (to risk-weighted assets):
      First Banking Center, Inc.     $ 40,571     12.3%         $ 26,442       8.0%            N/A
      First Banking Center             39,612     12.0%           26,383       8.0%           $ 32,978    10.0%
  Tier I capital
    (to risk-weighted assets):
      First Banking Center, Inc.     $ 36,644     11.1%         $ 13,221       4.0%            N/A
      First Banking Center             35,685     10.8%           13,191       4.0%           $ 19,787    6.0%
  Tier I capital
    (to average assets):
      First Banking Center, Inc.     $ 36,644     9.1%          $ 16,197       4.0%            N/A
      First Banking Center             35,685     8.8%            16,173       4.0%           $ 20,216    5.0%


A source of income and funds of the Company are dividends from the Bank. Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by Federal and State regulatory agencies. Under this formula, dividends of approximately $11,367,000 may be paid without prior regulatory approval.

Note 17.   Fair Value of Financial Information

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than a forced liquidation. Fair value is best-determined base upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

          Available-for-sale securities: Fair values for securities are based on quoted market prices.

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

          Short-term borrowings: The carrying amounts of short-term borrowings equal their fair values.

          Other borrowings: The fair values of other borrowings are estimated using discounted cash flow analysis based on current interest rates being offered by instruments with similar terms and credit quality.

          Off-balance-sheet instruments: The estimated fair value of fee income on letters of credit at December 31, 2001 and 2000 is insignificant. Loan commitments on which the committed interest rate is less that the current market rate are also insignificant at December 31, 2001 and 2000.

The estimated fair values of the Company's financial instruments are as follows:


                                                            2001                            2000
                                               ----------------------------------------------------------------
                                                  Carrying        Estimated       Carrying        Estimated
                                                   Amount         Fair Value       Amount         Fair Value
                                                ----------------------------------------------------------------
                                                                   (Dollars in thousands)
Financial assets:
  Cash and due from banks                         $ 20,735        $ 20,735        $ 29,287        $ 29,287
  Federal funds sold                                12,010          12,010               -               -
  Interest-bearing deposits
    in banks                                           267             267             696             696
  Available-for-sale securities                     59,343          59,343          65,189          65,189
  Loans, net                                       361,705         365,681         316,641         319,916
  Accrued interest receivable                        3,285           3,285           3,706           3,706

Financial liabilities:
  Deposits                                         352,414         352,625         334,940         334,910
  Short-term borrowings                             29,199          29,199          17,399          17,399
  Other borrowings                                  47,847          49,146          35,944          35,083
  Accrued interest payable                           1,010           1,010           1,546           1,546


Note 18.   Parent Company Only Financial Information

                                         BALANCE SHEETS

                                     (Parent Company Only)
                                                                                   December 31,
                                                                      --------------------------------------
                                                                             2001               2000
                                                                      --------------------------------------
                                                                             (Dollars in thousands)
ASSETS
  Cash                                                                       $ 130              $ 180
  Interest-bearing deposits in banks                                           771                270
  Investment in subsidiary                                                  40,646             36,979
  Loans                                                                        555                336
  Other assets                                                                 550                409
                                                                      --------------------------------------

    Total assets                                                          $ 42,652           $ 38,174
                                                                      ======================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Other liabilities                                                          $ 413              $ 226
                                                                      --------------------------------------

Stockholders' Equity
  Common stock                                                               1,489              1,489
  Surplus                                                                    4,178              4,178
  Retained earnings                                                         36,655             32,525
  Accumulated other comprehensive income (loss)                                542                208
  Common stock in treasury at cost                                            (625)              (452)
                                                                      --------------------------------------

    Total stockholders' equity                                              42,239             37,948
                                                                      --------------------------------------

    Total liabilities and stockholders' equity                            $ 42,652           $ 38,174
                                                                      ======================================


                                         STATEMENTS OF INCOME
                                         (Parent Company Only)

                                                                                   December 31,
                                                            ---------------------------------------------------------
                                                                   2001               2000               1999
                                                            ---------------------------------------------------------
                                                                              (Dollars in thousands)
Income
  Dividends from subsidiary                                      $ 1,903            $ 1,307            $ 1,226
  Management fees from subsidiary                                  4,786              3,926              3,440
  Other                                                               32                 24                 20
                                                            ---------------------------------------------------------
    Total income                                                   6,721              5,257              4,686
                                                            ---------------------------------------------------------

Expenses
  Salaries and employee benefits                                   2,717              2,242              2,079
  Occupancy expenses                                                 312                278                220
  Equipment expense                                                  636                577                477
  Computer services                                                  224                163                146
  Other expenses                                                     897                666                518
                                                            ---------------------------------------------------------
    Total expenses                                                 4,786              3,926              3,440
                                                            ---------------------------------------------------------

    Income before income taxes and equity
      in undistributed net income of subsidiary                    1,935              1,331              1,246

Income taxes                                                          11                  8                  6
                                                            ---------------------------------------------------------

    Income before equity in undistributed
      net income of subsidiary                                     1,924              1,323              1,240

Equity in undistributed
  net income of subsidiary                                         3,333              3,463              2,922
                                                            ---------------------------------------------------------

    Net income                                                   $ 5,257            $ 4,786            $ 4,162
                                                            =========================================================


                                            STATEMENTS OF CASH FLOWS
                                              (Parent Company Only)

                                                                                    December 31,
                                                                  -------------------------------------------------
                                                                      2001             2000            1999
                                                                  -------------------------------------------------
                                                                               (Dollars in thousands)
Cash Flows From Operating Activities:
  Net income                                                        $ 5,257          $ 4,786         $ 4,162
  Adjustments to reconcile net income to net
    cash flows provided by operating activities:
      (Increase) decrease in other assets                              (141)             120            (125)
      Increase in other liabilities                                     193                9              67
      Equity in undistributed net income of subsidiary               (3,333)          (3,463)         (2,922)
                                                                  -------------------------------------------------

          Net cash provided by operating activities                   1,976            1,452           1,182
                                                                  -------------------------------------------------

Cash Flows From Investing Activities:
  Net (increase) decrease in interest-bearing
    deposits in banks                                                  (501)            (160)            290
  Net increase in loans                                                (219)            (125)            (94)
                                                                  -------------------------------------------------
          Net cash provided by (used in)
            investing activities                                       (720)            (285)            196
                                                                  -------------------------------------------------

Cash Flows From Financing Activities:
  Purchase of treasury stock                                           (606)            (404)           (561)
  Sale of treasury stock for the exercise of stock options              316              194             143
  Dividends paid                                                     (1,016)            (946)           (876)
                                                                  -------------------------------------------------

          Net cash flows (used in) financing activities              (1,306)          (1,156)         (1,294)
                                                                  -------------------------------------------------

          Net increase (decrease) in cash                               (50)              11              84

Cash:
  Beginning                                                             180              169              85
                                                                  -------------------------------------------------

  Ending                                                              $ 130            $ 180           $ 169
                                                                  =================================================

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     The Company had no disagreement with the accountants regarding any information presented.


PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on Tuesday, April 16, 2002, is incorporated herein by reference.


ITEM 11: EXECUTIVE COMPENSATION

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on Tuesday, April 16, 2002, is incorporated herein by reference.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on Tuesday, April 16, 2002, is incorporated herein by reference.


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



*Each of the above signatures is affixed as of February 11, 2002.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

(a) Annual Report to Shareholders (Incorporated within the 10K).

(b) All proxy material in connection with the 2002 Annual Shareholders Meeting.

                              REFERENCE MATERIAL:

                           FIRST BANKING CENTER, INC.
                              400 Milwaukee Avenue
                           Burlington, Wisconsin 53105

                                 PROXY STATEMENT
                         ANNUAL MEETING OF SHAREHOLDERS
                                 April 16, 2002

The Annual Meeting of Stockholders of First Banking Center, Inc. (the "Corporation") will be held at 1:30 P.M. on April 16, 2002 (the "Annual Meeting"), at First Banking Center, Inc., 400 Milwaukee Avenue, Burlington, for the purposes set forth in the attached Notice of Annual Meeting. The accompanying Proxy is solicited on behalf of the Board of Directors of the Corporation in connection with such meeting or any adjournment(s) thereof. The approximate date on which the Proxy Statement and form of Proxy are expected to be sent to security holders is March 15, 2002.

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

         VOTING SECURITIES, PERSONS ENTITLED TO VOTE AND VOTES REQUIRED

As of January 29, 2002, there were 1,473,197 shares of Common Stock ($1.00 par value) (the "Common Stock") of the Corporation outstanding. The Board of Directors has fixed March 1, 2002 as the record date and only stockholders whose names appear of record on the books of the Corporation at the close of business on March 1, 2002, will be entitled to notice of and to vote at the Annual Meeting or any adjournment(s) thereof. A stockholder is entitled to one vote for each share of stock registered in his or her name. A majority of the outstanding Common Stock will constitute a quorum for the transaction of business at the Annual Meeting. Abstentions will be treated as shares that are present and entitled to vote for purposes of determining the presence of a quorum, but as unvoted for purposes of determining the approval of any matter submitted to the shareholders for a vote. The four nominees for director who receive the largest number of affirmative votes cast at the Annual Meeting will be elected as directors.

THE COST OF SOLICITATION OF THE PROXIES WILL BE BORNE BY FIRST BANKING CENTER, INC. IN ADDITION TO USE OF THE MAILS, PROXIES MAY BE SOLICITED PERSONALLY OR BY TELEPHONE BY THE OFFICERS OF FIRST BANKING CENTER, INC. WITHOUT ADDITIONAL COMPENSATION.

The complete mailing address of First Banking Center, Inc. is 400 Milwaukee Avenue, P.O. Box 660, Burlington, Wisconsin, 53105.

                         PRINCIPAL HOLDERS OF SECURITIES

As of January 29, 2002, the Trust Department of a wholly owned subsidiary of the Corporation owned in a fiduciary capacity 128,731 shares of Common Stock, constituting 8.74% of the Corporation's outstanding shares entitled to vote. Sole voting and investment power is held by the Trust Department with respect to 20,180 of such shares, representing 1.37% of the outstanding common stock. The only shareholder known to the Corporation to own beneficially more than 5% of the outstanding Common Stock is Mr. Roman Borkovec. Mr. Borkovec's address is 31008 Weiler Road, Burlington, WI 53105. Mr. Borkovec's holdings consist of 56,145 shares held directly; 18,947 shares held in joint tenancy with his wife; and 8,151 shares held by his wife in which shares Mr. Borkovec disclaims voting and investment powers. The total shares owned by Mr. Borkovec and his wife represent 5.63% of the outstanding Common Stock. For information pertaining to the directors, nominees and certain executive officers, see "CERTAIN BENEFICIAL OWNERS."

                                   PROPOSAL 1
                              ELECTION OF DIRECTORS

The Board of Directors of the Corporation is divided in three classes designated as Class I, II, and III, as nearly equal in size as possible, with each class of directors serving staggered three-year terms. The term of office of directors in Class III expires at the Annual Meeting. At the Annual Meeting, shareholders will elect four Class III directors to serve until the Corporation's annual meeting of shareholders in the year 2005 and until their successors are elected and qualified.

It is the recommendation of the Board of Directors that the 4 nominees for Class III director listed below be elected. Unless authority is withheld by your proxy, it is intended that the shares represented by the proxy will be voted FOR the 4 nominees listed below. All listed nominees are incumbent directors. All listed nominees are also directors of First Banking Center, (the "Subsidiary Bank") the wholly owned subsidiary of the Corporation whose main office is located in Burlington, Wisconsin. If any nominee is unable to serve for any reason, the proxies will be voted for such person as shall be designated by the Board of Directors to replace such nominee. The Board has no reason to expect that any nominee will be unable to serve.




                            Name and Background                                                                            Director
                                                                                                                           Since
Nominees for Directors for Term Expiring in 2005

Class III Directors
Brantly  Chappell,  age 48,  was hired as President and CEO of the  Corporation  in October 1997.  At that time he was also appointed to the Board of the Corporation and the Board of the Subsidiary Bank. In April of 1998 Mr. Chappell
    was elected CEO of the Subsidiary Bank.  From 1983 to 1997 Mr. Chappell  held various senior  management positions with Bank One, most recently Executive Vice President/Market Manager of Madison Market. ................................1997

Melvin W. Wendt,  age 63,  was elected Chairman of the Board in November of 1998.  He has owned and operated Mel Wendt
    Realty,  a real estate brokerage  firm,  since  1964.  Mr. Wendt  has also served as Chairman of  the Board of the
    Subsidiary Bank since November 1998 and has been a member of the Subsidiary Bank board since 1989. .....................1989

Charles R. Wellington,  age 52,  has been a  partner in  the law firm of  Kittelsen, Barry,  Wellington,  Thompson and
    Schluesche, Monroe, Wisconsin, since 1981. Mr. Wellington previously served on the Board of First Banking Center -
    Albany, a subsidiary bank of the Corporation, from 1989 until it was merged with First Banking Center,  Burlington in April 1998. .........................................................................................................1996

Dr. Robert Fait,  age 57,  has been a Doctor  of Optometry  at Family  Vision  and Contact  Lens Center Eye  Clinic in
    Burlington,  Wisconsin since 1968.  He founded  and has served  as president of  WVA,  a wholesale medical  supply distribution firm,  since 1982.  He also  founded and has served  as vice president of Pentech Pharmaceuticals,  a research and development drug company, since 1993. Dr. Fait has been a member of the Subsidiary Bank Board since November 1998. ...................................................................................................2000


Continuing Directors

                                                                                                                           Director
                                            Name and Background                                                             Since

Class I Directors (Term Expiring in 2003)
John S. Smith,  age 42,  has been  President and Trust Officer of the Subsidiary Bank since April 1994.  Mr. Smith has been a  director of the  Subsidiary Bank since 1992.  He was Executive Vice President of the Subsidiary Bank, from
    1990 to 1994............................................................................................................1992

John M. Ernster, age 51, has been Manager of Distribution Operations for Wisconsin Electric Power Company since  1994 and has held  various  positions with Wisconsin Electric Power Company since 1972.  He has been a director of the
    Subsidiary Bank since 1991........ .....................................................................................1992

Richard McKinney, age 64,  was elected  Vice Chairman  of the Board in  November of 1998.  He was  president of Tobin
    Drugs, Inc., Burlington, Wisconsin from 1981 to 2001 and has been owner of Sue's Hallmark, Lake Geneva, Wisconsin since 1993.  Mr. McKinney has been a director of the Subsidiary Bank since May 1988.....................................1988

Keith Blumer, age 53,  has been President and owner of Plainview Stock Farms,  a cattle and grain farm operation near
    Albany, Wisconsin since 1979.  Mr. Blumer was appointed to the Board  in April 1998 and previously  served on the
    Board of First Banking Center - Albany, a subsidiary bank of the Corporation, from 1985 until it was merged  with
    First Banking Center, Burlington in April 1998. ........................................................................1998

Class II Directors (Term Expiring in 2004)

David Boilini,  age 49,  has been President of J. Boilini Farms,  a diversified commercial operation  involved in the growing of vegetables  and grain,  as well as the production of  mint for the flavoring industry since 1979.  Mr.
    Boilini has been a director of the Subsidiary Bank since February 1993..................................................1993

Thomas Laken, Jr., age 59, has been President and owner of Finishing and Plating Services, a commercial electroplating job shop, located in Kenosha, Wisconsin since 1980. Mr. Laken was appointed to the Board in April of 1998. He has been a director of the Subsidiary Bank since 1996. .....................................................................1998

Daniel T. Jacobson,  age 44,  is a CPA and  partner in the firm of Reffue,  Pas,  Jacobson &  Koster, LLP in  Monroe,
    Wisconsin.  He has been with the accounting firm  since 1979.  Mr. Jacobson  was appointed to the  Board in April
    1998 and previously served on the Board of  First Banking Center - Albany,  a subsidiary bank of the Corporation, from 1994 until it was merged with First Banking Center, Burlington in April 1998.......................................1998



Information Regarding Board of Directors and Committees

The Board of Directors of First Banking Center, Inc., held five meetings during the year of 2001.

All Directors attended at least 75% of the meetings of the Board of Directors and committees of which they were a member.

The committees and committee assignments are set forth below. In addition, Directors of the Corporation serve as Directors and committee members of the Corporation's Subsidiary Bank.

The Compensation Committee, whose members in 2001 were Mr. Wendt, Mr. Ernster, Mr. Jacobson and Mr. Laken, met five times during 2001. The committee's duties are to define personnel needs, establish compensation and fringe benefit guidelines, and evaluate senior management performance. The committee makes its recommendations to the full Board for their approval.

The Audit Committee, whose members in 2001 were Mr. Ernster, Mr. McKinney, and Mr. Jacobson met five times during 2001. The primary function is to verify and evaluate operational systems in the Corporation and to determine that proper accounting and audit procedures are being followed as established by company policies. Additionally, the Audit Committee makes recommendations as to the engagement of independent auditors.

The Nominating Committee whose members are Mr. Wendt, Mr. Smith, Mr. Ernster, Mr. Chappell, and Mr. Wellington met once during 2001. The committee is responsible  for the  selection  of  nominees  to the  Board of  Directors.  The
Nominating Committee will consider nominees to the Board submitted by stockholders in writing to the Secretary of First Banking Center, Inc.

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

                                    .                       Common Stock directly,
Name and Other Position with                              indirectly or beneficially        Percent of
First Banking Center, Inc.                               owned as of January 16, 2002       Outstanding
--------------------------                               ----------------------------       -----------
Brantly Chappell (President & CEO)...................................10,760  (1)(2)              .73%
John S. Smith (Secretary)............................................22,711  (1)(3)             1.54%
Melvin W. Wendt (Chairman)...........................................14,849  (1)(4)             1.00%
Richard McKinney (Vice Chairman).....................................10,506  (1)(5)              .71%
Keith Blumer..........................................................2,829  (1)(6)              .19%
David Boilini........................................................16,120  (1)(7)             1.09%
John M. Ernster.......................................................2,954  (1)(8)              .20%
Robert Fait..........................................................30,519  (1)(9)             2.07%
Daniel T. Jacobson....................................................2,425  (1)(10)             .16%
Thomas Laken, Jr......................................................4,872  (1)(11)             .33%
Charles R.Wellington..................................................4,067  (1)(12)             .28%
All directors and named executive officers as a group...............122,612                     8.30%

<F1>
(1)......Includes shares issuable pursuant to incentive stock options exercisable within sixty days of January 16,  2002 as follows:
         Mr. Chappell,  7,246  shares,  Mr. Smith,  6,367 shares,  Mr.  Wendt, 867 shares,  Mr.  McKinney,  967 shares,  Mr. Blumer,
         967 shares, Mr. Boilini,  366 shares, Mr. Ernster,  967 shares,  Dr. Fait, 867 shares, Mr. Jacobson, 967 shares, Mr. Laken,
         366 shares, Mr. Wellington, 867 shares.
<F2>
(2)......Includes 1,008 shares held  directly by Mr. Chappell, 1,388  shares held in joint tenancy with his wife in which shares Mr.
         Chappell shares voting and investment powers, and 1,118 shares held by his wife in which  Mr. Chappell disclaims voting and investment powers.
<F3>
(3)......Includes 16,319 shares held directly by Mr. Smith and 25 shares, which Mr.Smith holds in custody for his daughter under the
         Wisconsin Uniform Gift to Minors Act.

<F4>
(4)......Includes 3,025 shares held directly by  Mr. Wendt and 10,957 shares held in joint tenancy with his wife in which shares Mr.
         Wendt has shared voting and investment powers.
<F5>
(5)......Includes  4,764 shares held  directly by Mr.  McKinney,  2,452 s hares held in joint tenancy  with his wife in which shares
         Mr.  McKinney  shares  voting and  investment  powers,  and 2,323 shares held by his wife in which Mr.  McKinney  disclaims voting and investment powers.
<F6>
(6)......Includes 1,762 shares held directly by  Mr. Blumer and  100 shares held in joint tenancy with his wife in which  Mr. Blumer shares voting and investment powers.
<F7>
(7)......Includes 11,381 shares held directly by Mr. Boilini,  and 1,878 shares owned by J. Boilini  Farms in which Mr.  Boilini has shared voting and investment powers, and 2,495 shares held in a trust of which Mr. Boilini is trustee.
<F8>
(8)......Includes 1,817shares held directly by  Mr. Ernster and  170 shares held by his wife in which  shares  Mr. Ernster disclaims voting and investment powers.
<F9>
(9)......Includes 400 shares held directly by Dr. Fait and 29,194 shares held in a Trust of which Dr. Fait and his wife are trustees and  share voting and investment powers,  and 5 8 shares held by  his  wife in which shares  Dr. Fait disclaims  voting and investment powers.
<F10>
(10).....Includes  525 shares held directly by  Mr. Jacobson,  733 shares held in  joint tenancy with  his wife in  which shares Mr.
         Jacobson shares voting and investment powers, and 200 shares which Mr. Jacobson holds in custody for his daughter under the
         Wisconsin Uniform Gift to Minors Act.
<F11>
(11).....Includes 3,364 shares held directly by Mr. Laken, 896 shares held in joint tenancy with his wife in which shares  Mr. Laken shares voting  and investment powers,  and 246 shares  held by his wife in which  Mr. Laken disclaims voting and investment powers.
<F12>
(12).....Includes 3,200 shares held directly by Mr. Wellington

                            COMPENSATION OF DIRECTORS
Fees

Non-employee directors of the Corporation were paid the following fees for their services in 2001: $525 per Subsidiary Bank board meeting, and $100 per Subsidiary Bank committee meeting attended. If the Corporation's board meetings are held in conjunction with the Subsidiary Bank meeting, the fee is $100 per Corporation Board meeting attended. Otherwise, the fee for the Corporation's Board meetings is $525 and $100 for Committee meetings.

Pension Plan

First Banking Center (the "Subsidiary Bank"), a wholly owned subsidiary of the Corporation, has entered into pension and death benefit agreements with some of its directors. Only directors who joined the Subsidiary Bank board before 1990 are eligible to participate. Pursuant to the agreement, pension benefits accrue at the rate of $10,000 for each full year a director serves on the board for the first six years of service. Upon completing six full years of service, the director is entitled to ten annual payments of ten thousand dollars each. Payments will commence in January of the year in which the director attains the age of 65 years. Payments under the plan are funded through the purchase of life insurance. The Subsidiary Bank is the owner and beneficiary of such life insurance policies and is responsible for payment of the premium on such policies. Total deferred expense for the Directors' pension and death benefit agreements was $36,000, $37,000, and $64,000, respectively, for 2001, 2000, and
1999.

Deferred Compensation Plan

The Subsidiary Bank has also established a deferred compensation plan for its directors pursuant to which a director may have a portion of his/her director's fees deferred. Upon attaining the age of 65 or normal retirement, the Subsidiary Bank will pay monthly benefits for a period of 15 years. The amount of such payment is determined in each case by the amount of fees deferred and length of participation in the deferred compensation plan. Total deferred liability expense was $35,000, $36,000 and $37,000, respectively, for 2001, 2000, and
1999. Deferred directors' fees in each of the respective years were $4,200, $4,200 and $4,200.

Incentive Stock Plan

Directors are eligible to participate in the Corporation's Incentive Stock Plan. For a description of the Incentive Stock Plan see "EXECUTIVE COMPENSATION - Incentive Stock Plan."

                             EXECUTIVE COMPENSATION

The following table sets forth information concerning paid or accrued compensation for services to the Corporation and its Subsidiary Bank for the fiscal years ended December 31, 2001, 2000 and 1999 earned by or awarded or paid to the persons who were chief executive officer and other executive officers of the Corporation (the "Named Executive Officers") whose salary and bonus exceeded $100,000 during 2001.

                                                 Summary Compensation Table

============================ =========================================================== =======================================
                                                                                                     Long-Term
                                            Annual Compensation                                      Compensation
============================ =========================================================== =======================================
                                                                                              Securities
         Name and                          Salary         Bonus            Other              Underlying            All Other
         Principal             Year          ($)           ($)             Annual             Options/SARs          Comp.
         Position                                                          Comp.(1)               (#)
---------------------------- --------- -------------- ------------- -------------------- -------------------- ------------------
Brantly Chappell,              2001       $180,000       $  30,785                                2,800          $  25,000(2)
President and CEO              2000       $175,000       $  28,000                                3,000          $  28,000(3)
                               1999       $170,000       $  21,000                                7,000(8)       $  21,000(4)

John S. Smith
Secretary                      2001       $103,000       $  17,660                                1,800          $   6,000(5)
                               2000       $100,000       $  16,000                                2,600          $  24,000(6)
                               1999       $103,000       $  10,000                                6,000(9)       $   6,000(7)


============================ ========= ============== ============= ==================== ==================== ==================
* Messrs. Chappell and Smith also serve in various capacities as directors and/or officers of the Subsidiary Bank.

<F1>
(1)  Aggregate amount of other annual compensation does not exceed the lesser of $50,000 or 10% of executive officer's salary and bonus, and therefore no disclosure is made.
<F2>
(2)  Contribution by the Corporation to the Corporation's Defined Contribution (401(k)) Plan for the benefit of the participant of
     $10,500; accrued liability with respect to Salary Continuation Agreement of $14,500.
<F3>
(3)  Contribution by the Corporation to the Corporation's Defined Contribution (401(k)) Plan for the benefit of the participant of
     $14,000; accrued liability with respect to Salary Continuation Agreement of $14,000.
<F4>
(4)  Contribution by the Corporation to the Corporation's Defined Contribution (401(k)) Plan for the benefit of the participant of
     $8,000; accrued liability with respect to Salary Continuation Agreement of $13,000.

<F5>
(5)  Contribution by the Corporation to the Corporation's Defined Contribution (401(k)) Plan for the benefit of the participant.
<F6>
(6)  Contribution by the Corporation to the Corporation's Defined Contribution (401(k)) Plan for the benefit of the participant of
     $6,000; $18,000 payment of accrued liability upon termination of the Directors' pension plan of Subsidiary Bank.
<F7>
(7)  Contribution by the Corporation to the Corporation's Defined Contribution (401(k)) Plan for the benefit of the participant of
     $4,800; accrued liability of $1,200 under the Directors' pension plan of Subsidiary Bank.
<F8>
(8)  Includes replacement for 4,000 options granted in 1998 and cancelled in 1999.
<F9>
(9)  Includes replacement for 4,000 options granted in 1998 and cancelled in 1999.

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

Under the Chappell Employment Agreement, Mr. Chappell will perform the customary duties of the Chief Executive Officer of the Corporation, as further set forth in the Corporation's Bylaws and as may, from time to time, be determined by the Corporation's Board of Directors. As compensation for such service, the Corporation will pay Mr. Chappell the greater of $165,000 annually or compensation as may be established from time to time during the employment period by the Board of Directors of the Corporation. During the employment period, Mr. Chappell is entitled to participate in such other benefits of employment as are generally made available to executive officers of the Corporation and its subsidiary.

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

The Chappell Employment Agreement provides that during the employment period and for one (1) year thereafter, Mr. Chappell shall not engage in any activity, which will result in his competing with the Corporation or its subsidiary.

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

Upon Mr. Chappell's voluntary termination of employment prior to age 65 for reasons other than death or disability or upon Mr. Chappell's discharge at any
time  "for  cause"  as  defined  in  the  Chappell  Employment  Agreement,   the
Corporation will not be obligated to pay any benefits pursuant to the Continuation Agreement; however, if Mr. Chappell incurs voluntary or involuntary termination of employment prior to age 65 for reasons other than death, disability, or discharge for cause, but on or after a change in control as defined in the Continuation Agreement, Mr. Chappell will be entitled to the benefits payable under the Continuation Agreement.

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

401(k) Profit Sharing Plan

The Corporation has a trusteed 401(k) profit sharing plan covering substantially all employees of the Corporation and its subsidiary. The plan allows for voluntary employee contributions. Total contributions to the 401(k) Plan by the Corporation were $253,000 in 2001, $163,000 in 2000, and $156,000 in 1999.

Incentive Stock Plan

The following table presents information about stock options granted during 2001 to the executive officers named in the Summary Compensation Table.

                                               Stock Option Grants in 2001
                                                    Individual Grants

================ ================== ===================== ================== ================ ===================

                     Number of        Percent of Total
                     Securities       Options Granted to
                     Underlying       Employees in            Exercise           Expiration       Grant Date
    Name             Options          Fiscal Year(1)          Price              Date             resent Value(2)
                     Granted(1)
---------------- ------------------ --------------------- ------------------ ---------------- -------------------
  Brantly              2,800               7.22%               $41.50            11/2011           $26,335
  Chappell

  John Smith           1,800               4.64%               $41.50            11/2011           $16,930
================ ================== ===================== ================== ================ ===================

<F1>
(1)      All options granted in 2001 were granted under the 1994 Incentive Stock Plan.
<F2>
(2)      The grant date present values were determined using the Black-Scholes model with following assumptions:
         a ten year expected period of time to exercise; a risk-free rate of return of 4.7%; an expected dividend yield of 1.6%; and a volatility factor of 5.2%.

The following table presents information concerning stock options exercised during 2001. Also shown is information on unexercised options as of December 31, 2001.

                                           Aggregated Option Exercises in Last Fiscal Year
                                                and Fiscal Year-End Option Values

====================== ================ ================ =================================== ===================================

                                                                Number of                          Value of Unexercised,
                          Shares          Value                 Unexercised                        In-the-Money Options(3)
      Name                Acquired        Realized(1)(2)        Options at FY End                  at FY End
                          On Exercise                      Exercisable        Unexercisable   Exercisable        Unexercisable
---------------------- ---------------- ---------------- ----------------------------------- -----------------------------------
     Brantly
     Chappell                281            $1,500            7,246               7,273         $77,000               $40,000

     John
     Smith                 1,400           $21,700            6,367               5,533         $64,500               $33,000
====================== ================ ================ =================================== ===================================

<F1>
(1)      The exercise price for each grant was 100% of the market value of the shares on the date of grant.
<F2>
(2)      Represents market price at date of exercise, less option price, times number of shares.
<F3>
(3)      For valuation purposes, a December 31, 2001, market price of $43.00 was used.

On August 8, 1994, the Board of Directors of the Corporation adopted the First Banking Center, Inc. 1994 Incentive Stock Plan (the "Plan") which was approved by the shareholders on April 11, 1995.

The Plan replaced the 1984 Incentive Stock Plan, which terminated in April 1994. The purpose of the Plan is to advance the interests of the Corporation and its subsidiary by encouraging and providing for the acquisition of an equity interest in the Corporation by key employees and by enabling the Corporation and its subsidiary to attract and retain the services of employees upon whose skills and efforts the success of the Corporation depends. In addition the Plan is designed to promote the best interests of the Corporation and its shareholders by providing a means to attract and retain competent directors who are not employees of the Corporation or of its subsidiary. In 1999 and 2001, the Plan was amended pursuant to ratification by the shareholders of the Corporation.

Summary Description

The following summary description of the Plan is qualified in its entirety by reference to the full text of the amended Plan, a copy of which may be obtained upon request directed to the Corporation's Secretary at First Banking Center, Inc., 400 Milwaukee Avenue, Burlington, WI 53105.

The Plan is administered by the Compensation Committee of the Board, consisting of not less than three (3) directors (the "Committee"). The Committee is comprised of non-employee directors within the meaning of Rule 16b-3 as promulgated by the Securities and Exchange Commission. Subject to the terms of the Plan and applicable law, the Committee has the authority to: establish rules for the administration of the Plan; select the individuals to whom options are granted; determine the numbers of shares of Common Stock to be covered by such options; and take any other action it deems necessary for the administration of the Plan.

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

The Committee may grant options to key employees and non-employee directors (other than directors of the Corporation) as determined by the Committee. The Committee has complete discretion in determining the number of options granted to each such grantee. The Committee also determines whether an option is to be an incentive stock option within the meaning of Section 422 of the Internal Revenue Code or a nonqualified stock option. Following the amendment approved in 2001, and effective December 2000, each non-employee director of the Corporation will automatically be granted a nonqualified stock option to purchase 800 shares of Common Stock in December of each succeeding year.

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

                        COMPENSATION COMMITTEE REPORT ON
                             EXECUTIVE COMPENSATION

General Policy

The compensation objective of the Corporation and its subsidiary is to link compensation with corporate and individual performance in a manner, which will attract and retain competent personnel with leadership qualities. The process gives recognition to the marketplace practices of other banking organizations.

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

Chief Executive Officer Compensation

The compensation for the Chief Executive Officer was established at a level which the Committee believed would approximate the compensation of chief executive officers of similar organizations and would reflect prevailing market conditions. The Committee also took into consideration a variety of factors, including the achievement of corporate financial goals and individual goals. The financial goals included increased earnings, return on assets, return on equity and asset quality. No formula assigning weights to particular goals was used, and achievement of other corporate performance goals was considered in general. The Chief Executive Officer was also awarded incentive stock options under the Corporation's Incentive Stock Plan. Based upon its review of the Corporation's performance, the Committee believes that the total compensation awarded to the Chief Executive Officer for 2001 is fair and appropriate under the circumstances.

Stock Options

The Committee administers the 1994 Incentive Stock Plan. Stock options are designed to furnish long-term incentives to the officers of the Corporation to build shareholder value and to provide a link between officer compensation and shareholder interest. The Committee made awards under the Stock Option Plan to the officers of the Corporation and its subsidiary in 2001. Awards were based upon performance, responsibilities and the officer's relative position and ability to contribute to future performance of the Corporation. In determining the size of the option grants (except grants to the Chief Executive Officer), the Committee considered information and evaluations provided by the Chief Executive Officer. The award of option grants to the Chief Executive Officer was based on the overall performance of the Corporation and on the Committee's assessment of the Chief Executive Officer's contribution to the Corporation's performance and his leadership.

The Committee

The Compensation Committee currently has five members. No member of the Committee is an employee or officer of the Corporation or of its subsidiary. None of the Committee members has interlocking relationships as defined by the Securities and Exchange Commission, with the Corporation or its subsidiary. The Committee is aware of the limitations imposed by Section 162(m) of the Internal Revenue Code of 1986, as amended, on the deductibility of compensation paid to certain senior executives to the extent it exceeds $1 million per executive. The Committee's recommended compensation amounts meet the requirements for deductibility.

The Compensation Committee: Melvin Wendt, John Ernster, Daniel Jacobson, Richard McKinney, and Thomas Laken, Jr.

The following table shows the cumulative total stockholder return on the Corporation's Common Stock over the last five fiscal years compared to the returns of the Standard & Poor's 500 Stock Index and the NASDAQ Bank Index:

                                PERFORMANCE TABLE



(Insert Performance Graph)


                                    12/31/96     12/31/97     12/31/98      12/31/99     12/31/00     12/31/01
 First Banking Center, Inc             100          114          132           147          157          184
 S&P 500                               100          133          171           208          189          166
 NASDAQ Bank Index                     100          167          150           141          166          187


                      ADDITIONAL INFORMATION ON MANAGEMENT

Transactions With Directors and Officers

Certain directors and executive officers of the Corporation, and their related interests had loans outstanding in the aggregate amounts of $6,611,000 and $4,086,000 at December 31, 2001 and 2000, respectively. During 2001, $3,555,000 of new loans were made and repayments totaled $1,030,000. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risks of collectability or present other unfavorable features. The loans to directors and executive officers and their related business interests at December 31, 2001 represented 15.7% of stockholders equity.

Section 16 Reports

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, the Corporation's directors and executive officers and shareholders holding more than 10% of the outstanding stock of the Corporation (the "insiders") are required to report their initial ownership of stock and any subsequent change in such ownership to the Securities and Exchange Commission and the Corporation (the "16(a) filing requirement"). Specific time deadlines for the 16(a) filing requirements have been established by the Securities and Exchange Commission. To the Corporation's knowledge, and based solely upon a review of the copies of such reports furnished to the Corporation, all 16(a) filing requirements applicable to Insiders during 2001 were satisfied on a timely basis.

                           AUDIT COMMITTEE DISCLOSURES

The Audit Committee currently consists of Messrs. Ernster, McKinney and Jacobson. All members of the Audit Committee are independent, in accordance with existing requirements applicable to the Corporation. The duties and responsibilities of the Audit Committee include (i) recommending to the Board of Directors the appointment of the Corporation's auditors and any termination of engagement; (ii) reviewing the plan and scope of audits; (iii) reviewing the Corporation's significant accounting policies and internal controls and (iv) having general responsibility for all audit related matters. The Board of Directors of the Corporation has not adopted an Audit Committee Charter.

                             AUDIT COMMITTEE REPORT

The Audit Committee has (i) reviewed and discussed the Corporation's audited financial statements for the fiscal year ended December 31, 2001, with management and with the Corporation's independent auditors; (ii) discussed with the independent auditors the matters required to be discussed by SAS 61 (Codification for Statements on Auditing Standards); and (iii) received and discussed the written disclosures and the letter from the Corporation's independent auditors required by Independence Standards Board Statement No.1 (Independence Discussions With Audit Committees). Based on such review and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements of the Corporation be included in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, for filing with the U.S. Securities and Exchange Commission.

Submitted by the Audit Committee: John M. Ernster, Richard McKinney, Daniel T. Jacobson

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

Virchow, Krause's report on the Corporation's financial statements for the 1999 fiscal year did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

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

McGladrey and Pullen, LLP performed a complete audit of First Banking Center, Inc. during 2000 and 2001 and provided certified financial statements for the years ended December 31, 2000 and 2001. Virchow, Krause & Company, LLP performed a complete audit of First Banking Center, Inc. during 1999 and provided a certified financial statement for the year ended December 31, 1999.

McGladrey and Pullen, LLP, also performed a non-audit function for the Corporation consisting of the preparation of the Corporation's 2001 Income Tax returns. No representative of McGladrey and Pullen, LLP, will be present at the Annual Stockholders' Meeting on April 16, 2002. The Board of Directors has selected McGladrey and Pullen, LLP as the Corporation's independent auditors for the fiscal year ending December 31, 2002 to provide a certified financial statement for 2002.

Audit Fees

The aggregate fees billed by McGladrey and Pullen, LLP, for professional services rendered for the audit of the Corporation's annual financial statements for the fiscal year ended December 31, 2001, and the reviews of the financial statements included in the Corporation's Forms 10-Q for the 2001 fiscal year amounted to $53,500. McGladrey and Pullen, LLP also performed an audit of the Corporation's 401(k) plan for a fee of $6,000.

Financial Information Systems Design and Implementation Fees

The aggregate fees billed by McGladrey and Pullen, LLP, for professional services rendered to the Corporation in fiscal year 2001 in connection with the design and implementation of financial information systems amounted to $ -0-.

All Other Fees

The aggregate fees billed by McGladrey and Pullen, LLP, for the preparation of the Corporation's income tax returns, personal property tax returns and review of quarterly estimated tax payment calculations for the 2001 fiscal year amounted to $12,000.

The Audit Committee has determined that the provision of non-audit services for the 2001 fiscal year by McGladrey and Pullen, LLP, is compatible with maintaining that firm's independence as an independent accountant.

                            PROPOSALS BY STOCKHOLDERS

Shareholders' proposals to be presented at the 2003 Annual Stockholders' Meeting must be received by the Corporation at its principal office, 400 Milwaukee Avenue, Burlington, Wisconsin, on or before November 16, 2002.

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

BY ORDER OF THE BOARD OF DIRECTORS

/s/ John S Smith

JOHN S. SMITH, SECRETARY
Burlington, Wisconsin
March 15, 2002

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

Filed by Registrant...............................|X|

Filed by a party other than the registrant........| |


Check appropriate box:


| | Preliminary proxy statement      | | Soliciting material pursuant to Rule
                                         14a-11(c) or Rule 14a_12.

| | Definitive proxy statement       | | Confidential for use of the Commission
                                         only (as permitted by Rule14a-6(e)(2)).

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

                                 APRIL 16, 2002

To the Stockholders of First Banking Center, Inc.

Notice is hereby given that the Annual Meeting of Stockholders of First Banking Center, Inc., Burlington, Wisconsin, pursuant to action of the Board of Directors, will be held at the Banking House, 400 Milwaukee Avenue, Burlington, Wisconsin, on the 16th day of April, 2002, at 1:30 P.M. for the purpose of considering and voting upon the following matters:

I.)    Election of 4 directors as described in the accompanying Proxy Statement.

II.) Such other business as may properly come before the meeting or any adjournments thereof.

Only stockholders of record at the close of business on March 1, 2002 will be entitled to notice of and to vote at the Annual Meeting of April 16, 2002, or any adjournment(s) thereof.
BY ORDER OF THE BOARD OF DIRECTORS

/s/ John S. Smith

John S. Smith
Secretary

Burlington, Wisconsin
March 15, 2002

YOU ARE REQUESTED TO PLEASE FILL IN, SIGN, DATE AND RETURN THE PROXY SUBMITTED HEREWITH IN THE ENCLOSED ENVELOPE. THE GIVING OF SUCH PROXY WILL NOT AFFECT YOUR RIGHT TO REVOKE SUCH PROXY OR TO VOTE IN PERSON SHOULD YOU LATER DECIDE TO ATTEND THE MEETING.

                                 REVOCABLE PROXY
                           FIRST BANKING CENTER, INC.

This Proxy is solicited by the Board of Directors of First Banking Center, Inc. For The Annual Meeting of Stockholders April 16, 2002

The undersigned hereby constitutes and appoints Florence Chaulklin and Elmer Scherrer, and each of them, with full power to act alone and with power of substitution, to be the true and lawful attorney and proxy of the undersigned to vote at the Annual Meeting of Shareholders of First Banking Center, Inc. to be held at the Banking House, 400 Milwaukee Avenue, Burlington, Wisconsin on April 16, 2002 at 1:30 P.M., or at any adjournment(s) thereof, the shares of stock which the undersigned would be entitled to vote at that meeting and at any adjournment(s) thereof, as indicated below. The undersigned hereby revokes any proxy heretofore given and ratifies all that said attorneys and proxies or their substitutes may do by virtue hereof.

[X]  PLEASE MARK VOTES AS IN THIS EXAMPLE

1. ELECTION OF DIRECTORS

The four persons listed below have been nominated for election as directors as discussed in the Proxy Statement dated March 15, 2002 attached hereto:

          Brantly Chappell                    Robert Fait
          Charles R. Wellington               Melvin W. Wendt

                              With-    For All
                       For    hold     Except
                       [  ]   [  ]      [  ]

INSTRUCTIONS: To withhold authority for any individual nominee, mark "For All Except" and write that nominee's name in the space provided below.

-----------------------------------------------------------------

THE BOARD OF DIRECTORS RECOMMENDS A VOTE FOR THE ELECTION OF THE FOUR PERSONS LISTED ABOVE.


Please be sure to sign and date
this Proxy in the box below
                                 -------------------------------
                                 Date

                                 -------------------------------
----------------------------------------------------------------

----------------------------------------------------------------
Stockholder sign above             Co-holder (if any) sign above


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

The above signed hereby acknowledges receipt of the Notice of Annual Meeting and the Proxy Statement both dated March 15, 2002 and enclosed herein.

Please  sign your name  exactly  as it  appears  on the  Proxy.  In  signing  as
Executor,   Administrator,   Personal  Representative,   Guardian,  Trustee,  or
Attorney, please add your title as such. All joint owners should sign.

                               PLEASE ACT PROMPTLY
                     SIGN, DATE & MAIL YOUR PROXY CARD TODAY