Form 10-Q
period 2002-03-31
FIRST BANKING CENTER INC
filed 2002-05-14
CIK 356858

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCAHNGE ACT 1934

For the quarterly period ended March 31, 2002

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

Yes     [ X ]     No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 16, 2002. Common stock, $1.00 par value, 1,474,077 shares outstanding.

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                                      INDEX
                                 March 31, 2002


Part I   Financial Information

         Item 1       Consolidated Financial Statements

                      Unaudited Consolidated Balance Sheets,
                      March 31, 2002 and December 31, 2001

                      Unaudited Consolidated Statements of Income,
                      For the three months ended March 31, 2002 and 2001

                      Unaudited Consolidated Statements of Cash Flows, For the three months ended March 31, 2002 and 2001

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

         Item 5       Other Information

         Item 6       Exhibits and Reports on Form 8-K

         Signature

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                                    FIRST BANKING CENTER, INC. AND SUBSIDIARY
                                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                          March 31,      December 31,
                                                                                            2002             2001
                                                                                       ------------------------------
                                                                                          (Dollars in thousands)
ASSETS
  Cash and due from banks                                                                    $12,154       $20,735
  Federal funds sold                                                                          14,235        12,010
  Interest-bearing deposits in banks                                                             188           267
  Available for sale securities                                                               55,922        59,343
  Loans, less allowance for loan losses of $4,460 and
    $4,367 in 2002 and 2001, respectively                                                    349,918       361,705
  Office buildings and equipment, net                                                         10,445        10,521
  Other assets                                                                                11,256        11,199
                                                                                       ------------------------------

      TOTAL ASSETS                                                                          $454,118      $475,780
                                                                                       ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Deposits
    Demand                                                                                   $56,929       $66,612
    Savings and NOW accounts                                                                 172,760       164,904
    Time                                                                                     117,016       120,898
                                                                                       ------------------------------
      Total Deposits                                                                         346,705       352,414
  Short-term borrowings                                                                       23,175        29,199
  Other borrowings                                                                            35,830        47,847
  Other liabilities                                                                            4,672         4,081
                                                                                       ------------------------------

      TOTAL LIABILITIES                                                                     $410,382      $433,541
                                                                                       ------------------------------

STOCKHOLDERS' EQUITY
  Common Stock, $1.00 par value 3,000,000 shares authorized; 1,489,380 shares issued; 1,474,077 and 1,473,197 shares outstanding
    as of March 31, 2002 and December 31, 2001, respectively                                   1,489         1,489
  Surplus                                                                                      4,187         4,184
  Retained Earnings                                                                           38,238        36,649
  Accumulated other comprehensive income                                                         417           542
  Common stock in treasury, at cost-15,303 and 16,183 shares
   for March 31, 2002 and December 31, 2001, respectively                                      ($595)        ($625)
                                                                                       ------------------------------

      TOTAL STOCKHOLDERS' EQUITY                                                             $43,736       $42,239
                                                                                       ------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $454,118      $475,780
                                                                                       ==============================


                                 "See accompanying notes to financial statements"



                                       FIRST BANKING CENTER, INC. AND SUBSIDIARY
                                      UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                                             Three months ended
                                                                                                  March 31,
                                                                                             2002          2001
                                                                                         ----------------------------
                                                                                           (Dollars in thousands,
                                                                                            except per share data)
INTEREST INCOME
  Interest and fees on loans                                                                $6,373        $7,377
  Interest and dividends on securities:
    Taxable                                                                                    276           414
    Non-taxable                                                                                392           326
  Interest on federal funds sold                                                                33            79
  Interest on interest-bearing deposits in banks                                                17            11
                                                                                         ----------------------------
      TOTAL INTEREST INCOME                                                                  7,091         8,207
                                                                                         ----------------------------

INTEREST EXPENSE
  Interest on deposits                                                                       1,722         3,290
  Interest on short-term borrowings                                                            122           293
  Interest on other borrowings                                                                 402           374
                                                                                         ----------------------------
      TOTAL INTEREST EXPENSE                                                                 2,246         3,957
                                                                                         ----------------------------

      NET INTEREST INCOME                                                                    4,845         4,250

  Provision for loan losses                                                                     90            90
                                                                                         ----------------------------
      NET INTEREST INCOME AFTER PROVISION FOR
        LOAN LOSSES                                                                          4,755         4,160
                                                                                         ----------------------------

NON-INTEREST INCOME
  Trust fees                                                                                   138           138
  Service charges on deposit accounts                                                          433           321
  Other                                                                                        399           297
                                                                                         ----------------------------
      TOTAL NON-INTEREST INCOME                                                                970           756
                                                                                         ----------------------------

NON-INTEREST EXPENSE
  Salary and employee benefits                                                               2,106         1,853
  Occupancy                                                                                    242           251
  Equipment                                                                                    374           328
  Data Processing services                                                                     231           192
  Other                                                                                        611           682
                                                                                         ----------------------------
      TOTAL NON-INTEREST EXPENSE                                                             3,564         3,306
                                                                                         ----------------------------

      INCOME BEFORE INCOME TAXES                                                             2,161         1,610

  Income taxes                                                                                 570           405
                                                                                         ----------------------------

      NET INCOME                                                                            $1,591        $1,205
                                                                                         ============================

        Basic earnings per share                                                             $1.08         $0.82
        Diluted earnings per share                                                           $1.06         $0.81


                                    "See accompanying notes to financial statements"

                                       FIRST BANKING CENTER, INC. AND SUBSIDIARY
                                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Three months ended
                                                                                                March 31,
                                                                                            2002          2001
                                                                                        ---------------------------
                                                                                           (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                $1,591       $1,205
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation                                                                               212          206
    Provision for loan losses                                                                   90           90
    Loans originated for sale                                                               (4,880)     (22,772)
    Proceeds from sale of loans                                                              8,970       18,911
    Amortization of premiums and accretion of discounts
      on securities, net                                                                        23          177
    Amortization                                                                                25           25
    Tax benefit of nonqualified stock options exercised                                          3            0
    Increase in other assets                                                                   (17)      (1,389)
    Increase (decrease) in other liabilities                                                   591         (872)
                                                                                        ---------------------------

        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  6,608       (4,419)
                                                                                        ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase) decrease in interest-bearing deposits in banks                               79          (12)
    Net increase in federal funds sold                                                      (2,225)     (14,249)
    Proceeds from sales of available for sale securities                                         0          400
    Proceeds from maturities and calls of available for sale securities                     28,955       47,857
    Purchase of available for sale securities                                              (25,747)     (29,811)
    Net decrease in loans                                                                    7,607        1,983
    Purchase of office buildings and equipment, net                                           (136)        (249)
                                                                                        ---------------------------

        NET CASH PROVIDED BY INVESTING ACTIVITIES                                            8,533        5,919
                                                                                        ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in deposits                                                                (5,709)     (15,974)
    Proceeds from other borrowings                                                           1,000        5,000
    Payments on other borrowings                                                           (13,017)     (10,878)
    Net increase (decrease) in short term borrowings                                        (6,024)       1,900
    Purchase of treasury stock                                                                  (8)        (187)
    Sale of treasury stock for the exercise of stock options                                    36            0
                                                                                        ---------------------------

        NET CASH USED IN FINANCING ACTIVITIES                                              (23,722)     (20,139)
                                                                                        ---------------------------

    NET DECREASE IN CASH AND DUE FROM BANKS                                                 (8,581)     (18,639)

CASH AND DUE FROM BANKS:
    Beginning                                                                               20,735       29,287
                                                                                        ---------------------------

    Ending                                                                                 $12,154      $10,648
                                                                                        ===========================

Supplemental Disclosures of Cash Flow Information,
  Cash Paid During the Year for:
    Interest                                                                                $2,233       $4,213
    Income taxes (refund)                                                                      ($6)        $317

Supplemental Schedule of Noncash Investing Activities,
  Change in Accumulated Other Comprehensive Income,
  Unrealized Gain (Loss) on Available-for-Sale Securities, Net                               ($125)        $463


                                   "See accompanying notes to financial statements"

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  March 31,2002

NOTE 1 - Basis of Presentation

The unaudited consolidated financial statements include the accounts of First Banking Center, Inc. and its subsidiary (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operation and cash flows for the interim periods have been made. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice. Certain information in footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods. Actual results could differ from those estimates.

NOTE 2 - Earnings Per Share

The following information calculates the computation of earnings per share on a basic and diluted basis.

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                        2002          2001
                                                                                  ----------------------------
                                                                                    (Dollars in thousands,
                                                                                     except per share data)
Basic
Net income                                                                               $1,591        $1,205
Weighted average shares outstanding                                                       1,474         1,472
Basic earnings per share                                                                  $1.08         $0.82
                                                                                  ============================

Diluted
Net income                                                                               $1,591        $1,205
Weighted average shares outstanding                                                       1,474         1,472
Effect of dilutive stock options outstanding                                                 31            17
                                                                                  ----------------------------
Diluted weighted average shares outstanding                                               1,505         1,489
Diluted earnings per share                                                                $1.06         $0.81
                                                                                  ============================

NOTE 3-Comprehensive Income

The following table presents our comprehensive income.

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                        2002          2001
                                                                                  ----------------------------
                                                                                    (Dollars in thousands)
Net income                                                                               $1,591        $1,205
Other comprehensive income
  Net change in unrealized gain on available for sale securities                          ($125)         $463
                                                                                  ----------------------------
Total comprehensive income                                                               $1,466        $1,668
                                                                                  ============================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              As of March 31, 2002

The following discussion provides additional analysis of the financial condition and results of operations of the Company for the three months ended March 31, 2002. This discussion focuses on the significant factors that affected the Company's earnings so far in 2002, with comparisons to 2001. As of March 31, 2002, First Banking Center (the "Bank") was the only direct subsidiary of the Company and its operations contributed nearly all of the revenue for the year. The Company provides various support functions for the Bank and receives payment from the Bank for these services. These intercompany payments are eliminated for the purpose of these consolidated financial statements. The Bank has two wholly owned subsidiaries, FBC Financial Services, Corp., a brokerage and financial services subsidiary, and FBC-Burlington, Inc., an investment subsidiary located in Nevada.

Overview

As of March 31, 2002, total Company assets were $454.1 million decreasing 4.6% from $475.8 million as of December 31, 2001. Total income, as of March 31, 2002, was $1.6 million or $1.08 per share, increasing 32.0% from $1.2 million or $.82 per share in 2001. The significant items resulting in the above-mentioned results are discussed below.

Financial Condition

Loans

Loans outstanding were $354.4 million and $366.1 million on March 31, 2002 and December 31, 2001 respectively. This represents a decrease of $11.7 million or 3.2%. The decrease is due to the sale of residential real estate loans. The following table summarizes the changes to date in the major loan classifications.

                                                                                             As a % of Total Loans
                                             March 31,     December 31,   Change in         March 31,     December 31,
                                                2002           2001        Balance            2002            2001
                                           ------------------------------------------    -------------------------------
                                                      (Dollars in millions)
Residential Real Estate                       $151.9          $160.7        ($8.8)            42.9%          43.9%
Commercial Real Estate                         $87.1           $90.7        ($3.6)            24.6%          24.8%
Construction and Land Development              $43.9           $43.6         $0.3             12.4%          11.9%
Commercial                                     $26.8           $27.5        ($0.7)             7.6%           7.5%


Allowance for Loan Losses

The allowance for possible loan losses was $4.5 million or 1.3% of gross loans on March 31, 2002, compared with $4.4 million or 1.2% of gross loans on December 31, 2001. Net recoveries were $3 thousand or .001% of gross loans, compared to net charge-offs of $60 thousand or .016% of gross loans for December 31, 2001.

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

As of March 31, 2002, $90 thousand was charged to current earnings and added to the allowance for loan losses.

Non-accrual, Past Due and Renegotiated Loans

                                                                      March 31,       December 31,
                                                                        2002              2001
                                                                  -----------------------------------
                                                                        (Dollars in thousands)
Non-accrual Loans (a)                                                  $1,678            $1,541
Past Due 90 days +                                                          0                 0
Restructured Loans                                                          0                 0


The policy of the Company is to place a loan on non-accrual status if: (a) payment in full of interest and principal is not expected, or (b) principal or interest has been in default for a period of 90 days or more unless the obligation is both in the process of collection and well secured. Well secured is defined as collateral with sufficient market value to repay principal and all accrued interest. A debt is in the process of collection if collection of the debt is proceeding in due course either through legal action, including judgement enforcement procedures, or in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the dept or in its restoration to current status. The non-accrual loans consisted primarily of $1.3 million of residential real estate loans, $266 thousand of commercial loans, and $120 thousand of construction and land development loans. On March 31, 2002, the ratio of non-accrual loans to the allowance for loan losses was 37.6% compared to 35.3% on December 31, 2001.

As of March 31, 2002, the Company had loans totaling $28,217,000 in addition to those listed as non-accrual, past due or renegotiated that were identified by the Banks' internal asset rating systems as classified assets and loans which management has determined require additional monitoring. This represents an increase of $163,000 or 5.8% from December 31, 2001. Management is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where full collectibility cannot reasonably be expected. Management has committed resources and is focusing on efforts designed to control the amount of classified assets. The company does not have a substantial portion of its loans concentrated in one or a few industries nor does it have any foreign loans outstanding as of March 31, 2002. The company's loans are concentrated geographically in the Wisconsin counties of Racine, Walworth, Kenosha, Lafayette and Green.

Investments securities - Available for Sale

For the purposes of this discussion, investment security balances are based on amortized costs. The securities available-for-sale portfolio decreased $3.2 million or 5.5% from December 31, 2001. The decrease came mainly in one area of the portfolio. U.S. Government Agency securities declined $1.4 million due to the call features exercised by various Government Agencies. The Company purchased $18.0 million of U.S. Government Agency Discount Notes and had $20.5 million of U.S. Government Agency Discount Notes mature. These Discount Notes are used as collateral for the Company's sweep repurchase accounts.

Deposits and Borrowed Funds

Total deposits and borrowed funds were $405.7 million on March 31, 2002 compared to $429.5 million on December 31, 2001. This is a decrease of $23.8 million or 5.5%. The decrease is due to normal seasonal decline in the collection and distribution of tax funds by municipal customers. The following table summarizes the changes in the major classifications of deposits and borrowed funds.


                                                              March 31,         December 31,            Change in
                                                                2002               2001                  Balance
                                                       ---------------------------------------        ------------
                                                               (Dollars in millions)
Money Market and Savings                                        $149.0             $134.6                 $14.4
Demand  Deposits                                                 $56.9              $66.6                 ($9.7)
Time Deposits less than $100,000                                 $84.3              $87.2                 ($2.9)
Time Deposits equal or greater than $100,000                     $32.7              $33.7                 ($1.0)
Securities sold under agreements to repurchase                   $23.1              $26.1                 ($3.0)
Federal Home Loan Borrowings                                     $35.3              $47.3                ($12.0)


Capital resources

As of March 31, 2002, the Company's stockholders' equity increased $1.5 million or 3.5%. Net income of $1.6 million was the primary reasons for the increase in equity. The company purchased $8 thousand of treasury stock so far in 2002. Accumulated other comprehensive income decreased $125 thousand to $417 thousand.

In December 1990, the Federal Reserve Board's risk-based guidelines became effective. Under these guidelines capital is measured against the Company's subsidiary bank's risk-weighted assets. The Company's tier 1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 11.9% at March 31, 2002, well above the 4% minimum required. Total capital to risk-adjusted assets was 13.2%, also well above the 8% minimum requirement. The leverage ratio was at 9.3% compared to the 4% minimum requirement. According to FDIC capital guidelines, the Company's subsidiary bank is considered to be "well capitalized."

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

The Bank's strategy with respect to asset/liability management is to maximize net interest income while limiting its exposure to a potential downward movement. Strategy is implemented by the Bank's management, which takes action based upon its analysis of the Bank's present positioning, its desired future positioning, economic forecasts, and its goals. It is the Bank's desire to maintain a cumulative GAP of positive or negative 15% of rate sensitive assets at the 1-year time frame. The current percentage is a positive 16%, which compares to a positive 17% as of December 31, 2001.

Liquidity

Liquidity measures the ability of First Banking Center to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $26.6 million at March 31, 2002, compared with $33.0 million at December 31, 2001. The Bank has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. First Banking Center also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities. The liquidity of First Banking Center is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $6.6 million. Net cash provided by investing activities was $8.5 million. Net cash used in financing activities was $23.7 million, as of March 31, 2002.

As of March 31, 2001, net cash used in operating activities was $4.4 million. Net cash provided by investing activities was $5.9 million. Net cash used in financing activities was $20.1 million.

Impact of Inflation and Changing Prices

The consolidated financial statements and the accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of First Banking Center's operations. Unlike industrial companies, nearly all of the assets and liabilities of First Banking Center are monetary in nature. As a result, interest rates have a greater impact on First Banking Center's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

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

Current Accounting Developments

In July 2001, the Financial Accounting Standards Board issued Statement 141, Business Combinations and Statement 142, Goodwill and Other Intangible Assets. Statement 141 eliminates the pooling method for accounting for business combinations; requires that intangible assets that meet certain criteria be reported separately from goodwill; and requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life; and requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life. For the Company, the provisions of Statement 142 became effective January 1, 2002 and did not have a material impact on the Company's financial statements.

The Financial Accounting Standards Board has issued Statement 143, Accounting for Asset Retirement Obligations and Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement 144 supersedes FASB Statement 121 and the accounting and reporting provisions of APB Opinion No. 30. Statement 144 establishes a single accounting model for long-lived assets to be disposed of by sale which includes measuring a long-lived asset classified as held for sale at the lower of its carrying amount or its fair value less costs to sell and to cease depreciation/amortization. For the Company, the provision of Statement 143 is effective January 1, 2003. Implementation of this Statement is not expected to have a material impact on the Company's financial statements. For the Company, the provisions of Statement 144 became effective January 1, 2002 and did not have a material impact on the Company's financial statements.

Results of operations
Net Interest Income

Net interest income is the difference between interest income and fees on loans and interest expense, and is the largest contributing factor to net income for the Company. All discussions of rate are on a tax-equivalent basis, which accounts for income earned on securities that are not fully subject to federal taxes. Net interest income was $4.8 million and $4.3 million for March 31, 2002 and March 31, 2001 respectively. Net interest income as a percentage of average earning assets (net interest margin) was 4.8% and 4.7% for the three months ended 2002 and 2001 respectively.

The following table summarizes the changes and reasons for the changes in interest income and fees on loans during 2002 and 2001. The decrease in interest income and fees on loans as of March 31, 2002 was due to decreased yields on earning assets. The increase in interest income and fees on loans as of March 31, 2001 was due primarily to increased yields on earning assets.

                                                                                                 Dollar/rate change
                                                       For the three months ended:          For the three months ended:
                                                               March 31,                            March 31,
                                                      2002                    2001         2002                     2001
                                                    ---------------------------------    ---------------------------------
                                                         (Dollars in millions)
Interest income                                         $7.3                   $8.4         ($1.1)                 $0.9
Earning assets (Average balances)                     $425.6                 $380.9         $44.7                 $16.7
Yield on earning assets                                6.87%                  8.82%        -1.95%                 0.60%


The following table summarizes the changes and reasons for the changes in interest expense for the three months ended March 31, 2002 and 2001. As of March 31, 2002 average balances outstanding increased, however, rates paid for liabilities decreased causing a decrease in interest expense. The increase in interest expense as of March 31, 2001 was due to increased rates paid for liabilities.

                                                                                                 Dollar/rate change
                                                       For the three months ended:          For the three months ended:
                                                               March 31,                            March 31,
                                                      2002                     2001        2002                    2001
                                                    ---------------------------------    --------------------------------
                                                          (Dollars in millions)
Interest expense                                        $2.2                   $4.0         ($1.8)                 $0.5
Interest bearing liabilities (Average balances)       $411.3                 $368.7         $42.6                 $15.5
Cost of interest bearing liabilities                   2.18%                  4.29%        -2.11%                 0.38%

The major component of interest income and fees on loans is the income generated by loans. The table below summarizes the income, average balance and yield on loans for 2002 and 2001.


                                                                                                 Dollar/rate change
                                                       For the three months ended:          For the three months ended:
                                                               March 31,                            March 31,
                                                      2002                     2001        2002                     2001
                                                    ---------------------------------    ---------------------------------
                                                          (Dollars in millions)
Interest income                                         $6.4                   $7.4         ($1.0)                 $1.0
Loans (Average balances)                              $357.6                 $323.0         $34.6                 $22.3
Yield on loans                                         7.13%                  9.14%        -2.01%                 0.61%

The major components of interest expense are interest paid on Certificates of Deposit (Time Deposits) and on Money Market Deposits. The tables below summarize the expense, average balance and rates on these components for 2002 and 2001. The decrease in interest expense on Time Deposits was a result of a decrease in average balances, while rates paid decreased from 6.2% to 4.4%, as of March 31, 2002. The decrease in interest expense on Money Market Deposits was a result of an increase in average balances, while rates paid decreased from 5.1% to 1.4%, as of March 31, 2002.


                                                                                                 Dollar/rate change
                                                       For the three months ended:          For the three months ended:
                                                               March 31,                            March 31,
     Time deposits                                    2002                     2001        2002                     2001
                                                    ---------------------------------    ---------------------------------
                                                          (Dollars in millions)
Interest expense                                        $1.2                   $1.8         ($0.6)                 $0.3
Time deposits (Average balances)                      $118.9                 $122.4         ($3.5)                 $8.2
Cost of time deposits                                  4.10%                  6.04%        -1.94%                 0.62%

                                                                                                 Dollar/rate change
                                                       For the three months ended:          For the three months ended:
                                                               March 31,                            March 31,
     Money Market deposits                            2002                    2001         2002                      2001
                                                    ---------------------------------    ----------------------------------
                                                          (Dollars in millions)
Interest expense                                        $0.4                   $1.2         ($0.8)                 $0.2
Money Market deposits (Average balances)              $119.2                  $98.0         $21.2                 $14.5
Cost of Money Market deposits                          1.40%                  4.96%        -3.56%                 0.32%

Non-interest income

Non-interest income increased $214 thousand or 28.3% as of March 31, 2002. The increase came in primarily two areas. Service charges on deposit accounts increased $112 thousand as the number of accounts grew and charges for some services were increased. Other income increased $102 thousand due to brokerage services, visa debit card income, and miscellaneous investment income.

Non-interest expense

Non-interest expense increased $258 thousand or 7.8% as of March 31, 2002. Salaries and benefits accounted for $253 thousand. The increase in salaries and benefits is due to normal wage increases and increased health insurance costs. Equipment expense increased $46 thousand due primarily to increases in repair and maintenance. Data processing costs increased $39 thousand due to increased volumes and additional services used. Other expenses decreased $71 thousand. This is the result of cost control management.

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

One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance-sheet contracts. The most recent NPV analysis, as of March 31, 2002, projects that net portfolio value would decrease by approximately 1.65% if interest rates would rise 200 basis points and would decrease by approximately .37% if interest rates would rise 100 basis points over the next year. It projects an increase in net portfolio value of approximately 4.59% if interest rates would drop 200 basis points and approximately 1.88% if interest rates would drop 100 basis points. Both simulations are within board-established policy limits. First Banking Center's policy is to limit the effect of a 200 basis point rate shock to plus or minus 20% of projected net interest income and to minus 35% of the market value of portfolio equity.

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










                           First Banking Center, Inc.





May 13, 2002                                _________________________
Date                                        Brantly Chappell
                                            Chief Executive Officer




May 13, 2002                                __________________________
Date                                        James Schuster
                                            Chief Financial Officer