Form 10-Q
period 2002-06-30
FIRST BANKING CENTER INC
filed 2002-08-08
CIK 356858

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCAHNGE ACT 1934

For the quarterly period ended June 30, 2002

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

Yes     [ X ]     No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 22, 2002. Common stock, $1.00 par value, 1,471,301 shares outstanding.

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                                      INDEX
                                  June 30, 2002



Part I   Financial Information

         Item 1       Consolidated Financial Statements

                      Unaudited Consolidated Balance Sheets,
                      June 30, 2002 and December 31, 2001

                      Unaudited Consolidated Statements of Income,
                      For the six months ended June 30, 2002 and 2001

                      Unaudited Consolidated Statements of Cash Flows, For the six months ended June 30, 2002 and 2001

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

         Item 5       Other Information

         Item 6       Exhibits and Reports on Form 8-K

         Signature

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                                    FIRST BANKING CENTER, INC. AND SUBSIDIARY
                                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                       June 30,     December 31,
                                                                                   2002           2001
                                                                                    -------------------------------
                                                                                        (Dollars in thousands)
ASSETS
  Cash and due from banks                                                                  $11,455         $20,735
  Federal funds sold                                                                         8,286          12,010
  Interest-bearing deposits in banks                                                           148             267
  Available for sale securities                                                             60,427          59,343
  Loans, less allowance for loan losses of $4,541 and
    $4,367 in 2002 and 2001, respectively                                                  357,465         361,705
  Office buildings and equipment, net                                                       10,335          10,521
  Other assets                                                                              10,629          11,199
                                                                                    -------------------------------

      TOTAL ASSETS                                                                        $458,745        $475,780
                                                                                    ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Deposits
    Demand                                                                                 $59,047         $66,612
    Savings and NOW accounts                                                               163,309         164,904
    Time                                                                                   130,171         120,898
                                                                                    -------------------------------
      Total Deposits                                                                       352,527         352,414
  Short-term borrowings                                                                     21,613          29,199
  Other borrowings                                                                          35,462          47,847
  Other liabilities                                                                          3,712           4,081
                                                                                    -------------------------------

      TOTAL LIABILITIES                                                                   $413,314        $433,541
                                                                                    -------------------------------

STOCKHOLDERS' EQUITY
  Common Stock, $1.00 par value 3,000,000 shares authorized; 1,489,380 shares issued; 1,471,301 and 1,473,197 shares outstanding
    as of June 30, 2002 and December 31, 2001, respectively                                  1,489           1,489
  Surplus                                                                                    4,190           4,184
  Retained Earnings                                                                         39,402          36,649
  Accumulated other comprehensive income                                                     1,076             542
  Common stock in treasury, at cost-18,079 and 16,183 shares
   for June 30, 2002 and December 31, 2001, respectively                                     ($726)          ($625)
                                                                                    -------------------------------

      TOTAL STOCKHOLDERS' EQUITY                                                           $45,431         $42,239
                                                                                    -------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $458,745        $475,780
                                                                                    ===============================



                                 "See accompanying notes to financial statements"


                                        FIRST BANKING CENTER, INC. AND SUBSIDIARY
                                       UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                      Three months ended            Six months ended
                                                                           June 30,                     June 30,
                                                                     2002           2001           2002          2001
                                                                 ----------------------------------------------------------
                                                                       (Dollars in thousands, except per share data)
INTEREST INCOME
  Interest and fees on loans                                            $6,426         $7,443        $12,799       $14,820
  Interest and dividends on securities:
    Taxable                                                                272            303            548           717
    Non-taxable                                                            402            348            794           674
  Interest on federal funds sold                                            16             81             49           160
  Interest on interest-bearing deposits in banks                             9             60             26            71
                                                                 ----------------------------------------------------------
      TOTAL INTEREST INCOME                                              7,125          8,235         14,216        16,442
                                                                 ----------------------------------------------------------

INTEREST EXPENSE
  Interest on deposits                                                   1,615          3,040          3,337         6,330
  Interest on short-term borrowings                                        107            183            229           476
  Interest on other borrowings                                             406            445            808           819
                                                                 ----------------------------------------------------------
      TOTAL INTEREST EXPENSE                                             2,128          3,668          4,374         7,625
                                                                 ----------------------------------------------------------

      NET INTEREST INCOME                                                4,997          4,567          9,842         8,817

  Provision for loan losses                                                 90             90            180           180
                                                                 ----------------------------------------------------------
      NET INTEREST INCOME AFTER PROVISION FOR
        LOAN LOSSES                                                      4,907          4,477          9,662         8,637
                                                                 ----------------------------------------------------------

NON-INTEREST INCOME
  Trust fees                                                               137            137            275           275
  Service charges on deposit accounts                                      458            398            891           719
   Investment securities gains                                              13              0             13             0
  Other                                                                    360            289            759           586
                                                                 ----------------------------------------------------------
      TOTAL NON-INTEREST INCOME                                            968            824          1,938         1,580
                                                                 ----------------------------------------------------------

NON-INTEREST EXPENSE
  Salary and employee benefits                                           1,979          1,870          4,085         3,723
  Occupancy                                                                246            222            488           473
  Equipment                                                                376            345            750           673
  Data Processing services                                                 230            191            461           383
  Other                                                                    695            752          1,306         1,434
                                                                 ----------------------------------------------------------
      TOTAL NON-INTEREST EXPENSE                                         3,526          3,380          7,090         6,686
                                                                 ----------------------------------------------------------

      INCOME BEFORE INCOME TAXES                                         2,349          1,921          4,510         3,531

  Income taxes                                                             638            501          1,208           906
                                                                 ----------------------------------------------------------

      NET INCOME                                                        $1,711         $1,420         $3,302        $2,625
                                                                 ==========================================================

        Basic earnings per share                                         $1.16          $0.96          $2.24         $1.78
        Diluted earnings per share                                       $1.14          $0.96          $2.19         $1.77
        Dividends per share                                              $0.37          $0.34          $0.37         $0.34



                                     "See accompanying notes to financial statements"

                                     FIRST BANKING CENTER, INC. AND SUBSIDIARY
                                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Six months ended
                                                                                                  June 30,
                                                                                             2002          2001
                                                                                         ---------------------------
                                                                                           (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                    $3,302       $2,625
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation                                                                                   425          411
    Provision for loan losses                                                                      180          180
    Loans originated for sale                                                                  (19,586)     (52,080)
    Proceeds from sale of loans                                                                 23,647       50,126
    Amortization of premiums and accretion of discounts
      on securities, net                                                                            43           23
    Amortization                                                                                    51           51
    Investment securities gains                                                                    (13)           0
    Tax benefit of nonqualified stock options exercised                                              6            0
    (Increase) decrease in other assets                                                            244       (1,372)
    Increase (decrease) in other liabilities                                                      (369)         127
                                                                                         ---------------------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                                                7,930           91
                                                                                         ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net decrease in interest-bearing deposits in banks                                             119           23
    Net (increase) decrease in federal funds sold                                                3,724       (8,129)
    Proceeds from sales of available for sale securities                                         7,615        2,786
    Proceeds from maturities and calls of available for sale securities                         30,462       61,116
    Purchase of available for sale securities                                                  (38,381)     (45,417)
    Net increase in loans                                                                           (1)     (21,117)
    Purchase of office buildings and equipment, net                                               (239)        (766)
                                                                                         ---------------------------

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                      3,299      (11,504)
                                                                                         ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                                                            113       (2,672)
    Dividends paid                                                                                (546)        (500)
    Proceeds from other borrowings                                                               1,000       10,000
    Payments on other borrowings                                                               (13,385)     (10,878)
    Net decrease in short term borrowings                                                       (7,586)        (853)
    Purchase of treasury stock                                                                    (179)        (231)
    Sale of treasury stock for the exercise of stock options                                        74            2
                                                                                         ---------------------------

        NET CASH USED IN FINANCING ACTIVITIES                                                  (20,509)      (5,132)
                                                                                         ---------------------------

    NET DECREASE IN CASH AND DUE FROM BANKS                                                     (9,280)     (16,545)

CASH AND DUE FROM BANKS:
    Beginning                                                                                   20,735       29,287
                                                                                         ---------------------------

    Ending                                                                                     $11,455      $12,742
                                                                                         ===========================

Supplemental Disclosures of Cash Flow Information,
  Cash Paid During the Year for:
    Interest                                                                                    $4,327       $7,839
    Income taxes                                                                                $1,012       $1,060

Supplemental Schedule of Noncash Investing Activities,
  Change in Accumulated Other Comprehensive Income,
  Unrealized Gain on Available-for-Sale Securities, Net                                           $534         $465


                                 "See accompanying notes to financial statements"

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30,2002

NOTE 1 - Basis of Presentation

The unaudited consolidated financial statements include the accounts of First Banking Center, Inc. and its subsidiary (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operation and cash flows for the interim periods have been made. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE 2 - Earnings Per Share

The following information calculates the computation of earnings per share on a basic and diluted basis.

                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                        2002          2001          2002          2001
                                                                    --------------------------------------------------------
                                                                    (Dollars in thousands, except per share data)
Basic
Net income                                                                 $1,711        $1,420        $3,302        $2,625
Weighted average shares outstanding                                         1,471         1,471         1,471         1,471
Basic earnings per share                                                    $1.16         $0.96         $2.24         $1.78
                                                                    ========================================================

Diluted
Net income                                                                 $1,711        $1,420        $3,302        $2,625
Weighted average shares outstanding                                         1,471         1,471         1,471         1,471
Effect of dilutive stock options outstanding                                   34            16            34            16
                                                                    --------------------------------------------------------
Diluted weighted average shares outstanding                                 1,505         1,487         1,505         1,487
Diluted earnings per share                                                  $1.14         $0.96         $2.19         $1.77
                                                                    ========================================================

NOTE 3-Comprehensive Income

The following table presents our comprehensive income.

                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                        2002          2001          2002          2001
                                                                    --------------------------------------------------------
                                                                                    (Dollars in thousands)
Net income                                                                 $1,711        $1,420        $3,302        $2,625
Other comprehensive income
  Net change in unrealized gain on available for sale securities              659             2           534           465
                                                                    --------------------------------------------------------
Total comprehensive income                                                 $2,370        $1,422        $3,836        $3,090
                                                                    ========================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               As of June 30, 2002

The following discussion provides additional analysis of the financial condition and results of operations of the Company for the six months ended June 30, 2002. This discussion focuses on the significant factors that affected the Company's earnings so far in 2002, with comparisons to 2001. As of June 30, 2002, First Banking Center (the "Bank") was the only direct subsidiary of the Company and its operations contributed nearly all of the revenue for the year. The Company provides various support functions for the Bank and receives payment from the Bank for these services. These intercompany payments are eliminated for the purpose of these consolidated financial statements. The Bank has two wholly owned subsidiaries, FBC Financial Services, Corp., a brokerage and financial services subsidiary, and FBC-Burlington, Inc., an investment subsidiary located in Nevada.

Overview

As of June 30, 2002, total Company assets were $458.7 million decreasing 3.6% from $475.8 million as of December 31, 2001. Total income, as of June 30, 2002, was $3.3 million or $2.24 per share, increasing 25.8% from $2.6 million or $1.78 per share in 2001. The significant items resulting in the above-mentioned results are discussed below.

Financial Condition

Loans

Loans outstanding were $362.0 million and $366.1 million on June 30, 2002 and December 31, 2001 respectively. This represents a decrease of $4.1 million or 1.1%. The decrease is due to the sale of residential real estate loans. The following table summarizes the changes to date in the major loan classifications.

                                                                                         As a % of Total Loans
                                                                        Change
                                            June 30,    December 31,      in            June 30,     December 31,
                                              2002          2001        Balance          2002           2001
                                           ---------------------------------------    -----------------------------
                                                  (Dollars in millions)
Residential Real Estate                      $155.0        $160.7        ($5.7)          43.7%         43.9%
Commercial Real Estate                        $90.0         $90.7        ($0.7)          25.4%         24.8%
Construction and Land Development             $45.8         $43.6         $2.2           12.9%         11.9%
Commercial                                    $24.3         $27.5        ($3.2)           6.9%          7.5%


Allowance for Loan Losses

The allowance for possible loan losses was $4.5 million or 1.3% of gross loans on June 30, 2002, compared with $4.4 million or 1.2% of gross loans on December 31, 2001. Net charge-offs were $6 thousand or .002% of gross loans, compared to net charge-offs of $60 thousand or .016% of gross loans for December 31, 2001.

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

As of June 30, 2002, $180 thousand was charged to current earnings and added to the allowance for loan losses.

Non-accrual, Past Due and Renegotiated Loans
                                                                      June 30,        December 31,
                                                                        2002              2001
                                                                  -----------------------------------
                                                                        (Dollars in thousands)
Non-accrual Loans (a)                                                  $1,725            $1,541
Past Due 90 days +                                                          0                 0
Restructured Loans                                                          0                 0


The policy of the Company is to place a loan on non-accrual status if: (a) payment in full of interest and principal is not expected, or (b) principal or interest has been in default for a period of 90 days or more unless the obligation is both in the process of collection and well secured. Well secured is defined as collateral with sufficient market value to repay principal and all accrued interest. A debt is in the process of collection if collection of the debt is proceeding in due course either through legal action, including judgement enforcement procedures, or in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the dept or in its restoration to current status. The non-accrual loans consisted primarily of $1.3 million of residential real estate loans, $318 thousand of commercial loans, and $96 thousand of agricultural loans. On June 30, 2002, the ratio of non-accrual loans to the allowance for loan losses was 38.0% compared to 35.3% on December 31, 2001.

As of June 30, 2002, the Company had loans totaling $27,182,000 in addition to those listed as non-accrual, past due or renegotiated that were identified by the Banks' internal asset rating systems as classified assets and loans which management has determined require additional monitoring. This represents a decrease of $871,000 or 3.1% from December 31, 2001. Management is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where full collectibility cannot reasonably be expected. Management has committed resources and is focusing on efforts designed to control the amount of classified assets. The company does not have a substantial portion of its loans concentrated in one or a few industries nor does it have any foreign loans outstanding as of June 30, 2002. The company's loans are concentrated geographically in the Wisconsin counties of Racine, Walworth, Kenosha, Lafayette and Green.

Investments securities - Available for Sale

For the purposes of this discussion, investment security balances are based on amortized costs. The securities available-for-sale portfolio increased $274 thousand or .5% from December 31, 2001. The increase came from three areas of the portfolio. The Company purchased $3.6 million of municipal securities and had $565 thousand mature. U.S. Government Agency securities declined $1.4 million and municipalities declined $925 thousand due to the call features exercised by various Government Agencies. The Company purchased $28.5 million of U.S. Government Agency Discount Notes and had $20.5 million of U.S. Government Agency Discount Notes mature. The Company, also, sold $7.1 million of U.S. Government Agency Discount Notes. These Discount Notes are used as collateral for the Company's sweep repurchase accounts.

Deposits and Borrowed Funds

Total deposits and borrowed funds were $409.6 million on June 30, 2002 compared to $429.5 million on December 31, 2001. This is a decrease of $19.9 million or 4.6%. The decrease is due to decreased borrowed funds. The following table summarizes the changes in the major classifications of deposits and borrowed funds.

                                                            June 30,          December 31,          Change in
                                                              2002                2001               Balance
                                                       ---------------------------------------    ------------
                                                               (Dollars in millions)
Money Market and Savings                                     $138.9             $134.6                $4.3
Demand  Deposits                                              $59.0              $66.6               ($7.6)
Time Deposits less than $100,000                              $86.4              $87.2               ($0.8)
Time Deposits equal or greater than $100,000                  $43.7              $33.7                $10.0
Securities sold under agreement to repurchase                 $21.5              $26.0               ($4.5)
Federal Home Loan Borrowings                                  $34.9              $47.3               ($12.4)


Capital resources

As of June 30, 2002, the Company's stockholders' equity increased $3.2 million or 7.6%. Net income of $3.3 million was the primary reasons for the increase in equity. The company has purchased $179 thousand of treasury stock so far in 2002. Accumulated other comprehensive income increased $534 thousand to $1.1 million.

In December 1990, the Federal Reserve Board's risk-based guidelines became effective. Under these guidelines capital is measured against the Company's subsidiary bank's risk-weighted assets. The Company's tier 1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 12.1% at June 30, 2002, well above the 4% minimum required. Total capital to risk-adjusted assets was 13.3%, also well above the 8% minimum requirement. The leverage ratio was at 9.6% compared to the 4% minimum requirement. According to FDIC capital guidelines, the Company's subsidiary bank is considered to be "well capitalized."

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

The Bank's strategy with respect to asset/liability management is to maximize net interest income while limiting its exposure to a potential downward movement. Strategy is implemented by the Bank's management, which takes action based upon its analysis of the Bank's present positioning, its desired future positioning, economic forecasts, and its goals. It is the Bank's desire to maintain a cumulative GAP of positive or negative 15% of rate sensitive assets at the 1-year time frame. The current percentage is a positive 19%, which compares to a positive 17% as of December 31, 2001.

Liquidity

Liquidity measures the ability of First Banking Center to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $19.9 million at June 30, 2002, compared with $33.0 million at December 31, 2001. The Bank has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. First Banking Center also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities. The liquidity of First Banking Center is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $7.9 million. Net cash provided by investing activities was $3.3 million. Net cash used in financing activities was $20.5 million, as of June 30, 2002.

As of June 30, 2001, net cash provided by operating activities was $91 thousand. Net cash used in investing activities was $11.5 million. Net cash used in financing activities was $5.1 million.

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


Results of operations
Net Interest Income

Net interest income is the difference between interest income and fees on loans and interest expense, and is the largest contributing factor to net income for the Company. All discussions of rate are on a tax-equivalent basis, which accounts for income earned on securities that are not fully subject to federal taxes. Net interest income was $9.8 million and $8.8 million for June 30, 2002 and June 30, 2001 respectively. Net interest income as a percentage of average earning assets (net interest margin) was 4.79% and 4.80% for the six months ended 2002 and 2001 respectively.

The following table summarizes the changes and reasons for the changes in interest income and fees on loans during 2002 and 2001. The decrease in interest income and fees on loans as of June 30, 2002 was due to decreased yields on earning assets. The increase in interest income and fees on loans as of June 30, 2001 was due primarily to increased average earning assets.

                                                                                                         Dollar/rate change
                                                        For the six months ended:                   For the six months ended:
                                                                 June 30,                                     June 30,
                                                        2002                 2001                   2002                2001
                                                  -------------------------------------       ------------------------------------
                                                          (Dollars in millions)
Interest income                                         $14.7                $16.8                 ($2.1)                $1.5
Earning assets (Average balances)                      $429.4               $384.3                 $45.1                $19.8
Yield on earning assets                                 6.83%                8.77%                 -1.94%               0.35%


The following table summarizes the changes and reasons for the changes in interest expense for the six months ended June 30, 2002 and 2001. As of June 30, 2002 average balances outstanding increased, however, rates paid for liabilities decreased causing a decrease in interest expense. The increase in interest expense as of June 30, 2001 was a result of average balances outstanding increasing.

                                                                                                         Dollar/rate change
                                                        For the six months ended:                   For the six months ended:
                                                                  June 30,                                      June 30,
                                                        2002                 2001                   2002                2001
                                                  -------------------------------------      --------------------------------------
                                                          (Dollars in millions)
Interest expense                                         $4.4                 $7.6                 ($3.2)                $0.5
Interest bearing liabilities (Average balances)        $349.7               $320.7                 $29.0                $16.6
Cost of interest bearing liabilities                    2.50%                4.75%                 -2.25%               0.09%


The major component of interest income and fees on loans is the income generated by loans. The table below summarizes the income, average balance and yield on loans for 2002 and 2001.


                                                                                                          Dollar/rate change
                                                       For the six months ended:                     For the six months ended:
                                                                June 30,                                      June 30,
                                                       2002                  2001                    2002               2001
                                                  -------------------------------------      --------------------------------------
                                                          (Dollars in millions)
Interest income                                         $12.8                $14.8                 ($2.0)                $1.6
Loans (Average balances)                               $359.7               $323.9                 $35.8                $20.0
Yield on loans                                          7.12%                 9.15%                -2.03%               0.45%


The major components of interest expense are interest paid on Certificates of Deposit (Time Deposits) and on Money Market Deposits. The tables below summarize the expense, average balance and rates on these components for 2002 and 2001. The decrease in interest expense on Time Deposits was a result of an increase in average balances, while rates paid decreased from 4.8% to 2.9%, as of June 30, 2002. The decrease in interest expense on Money Market Deposits was a result of an increase in average balances, while rates paid decreased from 4.5% to 1.4%, as of June 30, 2002.

                                                                                                          Dollar/rate change
                                                       For the six months ended:                     For the six months ended:
                                                                June 30,                                      June 30,
     Time deposits                                     2002                  2001                    2002               2001
                                                  -------------------------------------      --------------------------------------
                                                          (Dollars in millions)
Interest expense                                         $2.5                 $4.1                 ($1.6)                $0.4
Time deposits (Average balances)                       $175.1               $172.4                  $2.7                 $2.1
Cost of time deposits                                   2.91%                4.76%                 -1.85%               0.38%

                                                                                                          Dollar/rate change
                                                       For the six months ended:                     For the six months ended:
                                                                June 30,                                      June 30,
     Money Market deposits                             2002                    2001                  2002               2001
                                                  -------------------------------------      --------------------------------------
                                                          (Dollars in millions)
Interest expense                                         $0.8                 $2.2                 ($1.4)                $0.1
Money Market deposits (Average balances)               $115.8               $100.2                 $15.6                $14.7
Cost of Money Market deposits                           1.36%                4.45%                 -3.09%              -0.35%

Non-interest income

Non-interest income increased $358 thousand or 22.7% as of June 30, 2002. The increase came in primarily two areas. Service charges on deposit accounts increased $172 thousand as the number of accounts grew and charges for some services were increased. Other income increased $186 thousand due to brokerage services, visa debit card income, and miscellaneous investment income.

Non-interest expense

Non-interest expense increased $404 thousand or 6% as of June 30, 2002. Salaries and benefits accounted for $362 thousand. The increase in salaries and benefits is due to normal wage increases and increased health insurance costs. Equipment expense increased $77 thousand due primarily to increases in repair and maintenance. Data processing costs increased $78 thousand due to increased volumes and additional services used. Other expenses decreased $128 thousand. This is the result of cost control management.

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

One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance-sheet contracts. The most recent NPV analysis, as of June 30, 2002, projects that net portfolio value would decrease by approximately 2.71% if interest rates would rise 200 basis points and would decrease by approximately 1.17% if interest rates would rise 100 basis points over the next year. It projects an increase in net portfolio value of approximately 4.94% if interest rates would drop 200 basis points and approximately 2.37% if interest rates would drop 100 basis points. Both simulations are within board-established policy limits. The Company has not experienced any material changes to its market risk position since December 31, 2001, as disclosed in the Company's 2001 Form 10K Annual Report. First Banking Center's policy is to limit the effect of a 200 basis point rate shock to plus or minus 20% of projected net interest income and to minus 35% of the market value of portfolio equity.

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

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

          A. The Corporation held its Annual Meeting of Shareholders on April 16, 2002.

          B. Votes cast for the election of four directors to serve until the 2005 Annual Meeting of Shareholders are as follows:

                  Director                        For                 Withhold         Against
                  Brantly Chappell                1,203,742             518            0
                  Melvin W. Wendt                 1,204,110             150            0
                  Charles R. Wellington           1,202,041           2,219            0
                  Robert Fait                     1,202,808           1,452            0

                  The continuing Directors of the
                  Corporation are as follows:

                  John S. Smith
                  John M. Ernster
                  Richard McKinney
                  Keith Blumer
                  David Boilini
                  Thomas Laken, Jr.
                  Daniel T. Jacobson


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










                           First Banking Center, Inc.





August 2, 2002                              _________________________
Date                                        Brantly Chappell
                                            Chief Executive Officer




August 2, 2002                              __________________________
Date                                        James Schuster
                                            Chief Financial Officer