Form 10-Q
period 2002-09-30
FIRST BANKING CENTER INC
filed 2002-11-15
CIK 356858

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCAHNGE ACT 1934

For the quarterly period ended September 30, 2002

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

Yes     [ X ]     No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 29, 2002, Common stock, $1.00 par value, 1,472,046 shares outstanding.

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                                      INDEX
                               September 30, 2002



Part I   Financial Information

         Item 1       Consolidated Financial Statements

                      Unaudited Consolidated Balance Sheets,
                      September 30, 2002 and December 31, 2001

                      Unaudited Consolidated Statements of Income,
                      For the nine months ended September 30, 2002 and 2001

                      Unaudited Consolidated Statements of Cash Flows,
                      For the nine months ended September 30, 2002 and 2001

                      Notes to Unaudited Consolidated Financial Statements

         Item 2       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations

         Item 3       Quantitative and Qualitative Disclosures about Market Risk

         Item 4       Controls and Procedures

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

         Item 5       Other Information

         Item 6       Exhibits and Reports on Form 8-K

         Signature

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                                    FIRST BANKING CENTER, INC. AND SUBSIDIARY
                                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                                       September 30,   December 31,
                                                                                           2002           2001
                                                                                      -------------------------------
                                                                                        (Dollars in thousands)
ASSETS
  Cash and due from banks                                                                  $17,173         $20,735
  Federal funds sold                                                                         7,067          12,010
  Interest-bearing deposits in banks                                                         8,352             267
  Available for sale securities                                                             70,174          59,343
  Loans, less allowance for loan losses of $4,541 and
    $4,367 in 2002 and 2001, respectively                                                  362,655         361,705
  Office buildings and equipment, net                                                       10,522          10,521
  Other real estate owned                                                                       53               0
  Other assets                                                                              11,019          11,199
                                                                                      -------------------------------

      TOTAL ASSETS                                                                        $487,015        $475,780
                                                                                      ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Deposits
    Demand                                                                                 $65,608         $66,612
    Savings and NOW accounts                                                               163,445         164,904
    Time                                                                                   144,439         120,898
                                                                                      -------------------------------
      Total Deposits                                                                       373,492         352,414
  Short-term borrowings                                                                     21,561          29,199
  Other borrowings                                                                          40,574          47,847
  Other liabilities                                                                          3,717           4,081
                                                                                      -------------------------------

      TOTAL LIABILITIES                                                                   $439,344        $433,541
                                                                                      -------------------------------

STOCKHOLDERS' EQUITY
  Common Stock, $1.00 par value 3,000,000 shares authorized;
    1,489,380 shares issued; 1,471,684 and 1,473,197 shares outstanding
    as of September 30, 2002 and December 31, 2001, respectively                             1,489           1,489
  Surplus                                                                                    4,191           4,184
  Retained Earnings                                                                         40,958          36,649
  Accumulated other comprehensive income                                                     1,745             542
  Common stock in treasury, at cost-17,696 and 16,183 shares
   for September 30, 2002 and December 31, 2001, respectively                                ($712)          ($625)
                                                                                      -------------------------------

      TOTAL STOCKHOLDERS' EQUITY                                                           $47,671         $42,239
                                                                                      -------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $487,015        $475,780
                                                                                      ===============================


                                 "See accompanying notes to financial statements"

                                       FIRST BANKING CENTER, INC. AND SUBSIDIARY
                                      UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                                       Three months ended           Nine months ended
                                                                         September 30,                September 30,
                                                                       2002          2001          2002           2001
                                                                 ----------------------------------------------------------
                                                                      (Dollars in thousands, except per share data)
INTEREST INCOME
  Interest and fees on loans                                           $6,360        $7,333       $19,159        $22,153
  Interest and dividends on securities:
    Taxable                                                               270           297           818          1,014
    Non-taxable                                                           413           371          1207          1,045
  Interest on federal funds sold                                           31            53            80            213
  Interest on interest-bearing deposits in banks                           40            41            66            112
                                                                 ----------------------------------------------------------
      TOTAL INTEREST INCOME                                             7,114         8,095        21,330         24,537
                                                                 ----------------------------------------------------------

INTEREST EXPENSE
  Interest on deposits                                                  1,634         2,758         4,971          9,088
  Interest on short-term borrowings                                        96           184           325            663
  Interest on other borrowings                                            458           500         1,266          1,316
                                                                 ----------------------------------------------------------
      TOTAL INTEREST EXPENSE                                            2,188         3,442         6,562         11,067
                                                                 ----------------------------------------------------------

      NET INTEREST INCOME                                               4,926         4,653        14,768         13,470

  Provision for loan losses                                                91            90           271            270
                                                                 ----------------------------------------------------------
      NET INTEREST INCOME AFTER PROVISION FOR
        LOAN LOSSES                                                     4,835         4,563        14,497         13,200
                                                                 ----------------------------------------------------------

NON-INTEREST INCOME
  Trust fees                                                              125           138           400            413
  Service charges on deposit accounts                                     523           403         1,414          1,122
  Investment securities gains                                               0             0            13              0
  Automated teller machines                                               102           102           272            272
  Other                                                                   307           276           896            692
                                                                 ----------------------------------------------------------
      TOTAL NON-INTEREST INCOME                                         1,057           919         2,995          2,499
                                                                 ----------------------------------------------------------

NON-INTEREST EXPENSE
  Salary and employee benefits                                          2,095         1,916         6,180          5,639
  Occupancy                                                               253           254           741            727
  Equipment                                                               437           337         1,187          1,010
  Data Processing services                                                224           212           685            595
  Stationary and office supplies                                           85            91           241            283
  Other                                                                   622           702         1,772          1,944
                                                                 ----------------------------------------------------------
      TOTAL NON-INTEREST EXPENSE                                        3,716         3,512        10,806         10,198
                                                                 ----------------------------------------------------------

      INCOME BEFORE INCOME TAXES                                        2,176         1,970         6,686          5,501

  Income taxes                                                            619           507         1,827          1,413
                                                                 ----------------------------------------------------------

      NET INCOME                                                       $1,557        $1,463        $4,859         $4,088
                                                                 ==========================================================

        Basic earnings per share                                        $1.06         $1.00         $3.30          $2.80
        Diluted earnings per share                                      $1.03         $0.99         $3.23          $2.76
        Dividends per share                                             $0.37         $0.34         $0.37          $0.34


                                    "See accompanying notes to financial statements"

                                     FIRST BANKING CENTER, INC. AND SUBSIDIARY
                                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             Nine months ended
                                                                                               September 30,
                                                                                             2002          2001
                                                                                      -------------------------------
                                                                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                $4,859       $4,088
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation                                                                               637          617
    Provision for loan losses                                                                  271          270
    Disposal of office building and equipment gains                                             (1)           0
    Amortization of premiums and accretion of discounts
      on securities, net                                                                        64           37
    Amortization                                                                                76           76
    Investment securities gains                                                                (13)           0
    Tax benefit of nonqualified stock options exercised                                          7            2
    Increase in other assets                                                                  (569)      (2,844)
    Increase (decrease) in other liabilities                                                  (364)       1,219
                                                                                      -------------------------------
       Net cash provided by operations before loan originations and sales                    4,967        3,465
    Loans originated for sale                                                              (43,896)     (66,590)
    Proceeds from sale of loans                                                             44,733       65,878
                                                                                      -------------------------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                                            5,804        2,753
                                                                                      -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in interest-bearing deposits in banks                                      (8,085)      (9,471)
    Net (increase) decrease in federal funds sold                                            4,943       (4,332)
    Proceeds from sales of available for sale securities                                     7,615        2,786
    Proceeds from maturities and calls of available for sale securities                     54,295       99,948
    Purchase of available for sale securities                                              (70,969)     (89,864)
    Net increase in loans                                                                   (2,058)     (34,706)
    Purchase of office buildings and equipment, net                                           (637)      (1,229)
                                                                                      -------------------------------

        NET CASH USED IN INVESTING ACTIVITIES                                              (14,896)     (36,868)
                                                                                      -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                                21,078        2,931
    Dividends paid                                                                            (546)        (500)
    Proceeds from other borrowings                                                          10,130       25,000
    Payments on other borrowings                                                           (17,403)     (14,180)
    Net increase (decrease) in short term borrowings                                        (7,638)       4,733
    Purchase of treasury stock                                                                (179)        (606)
    Sale of treasury stock for the exercise of stock options                                    88           27
                                                                                      -------------------------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                                            5,530       17,405
                                                                                      -------------------------------

    NET DECREASE IN CASH AND DUE FROM BANKS                                                 (3,562)     (16,710)

CASH AND DUE FROM BANKS:
    Beginning                                                                               20,735       29,287
                                                                                      -------------------------------

    Ending                                                                                 $17,173      $12,577
                                                                                      ===============================

Supplemental Disclosures of Cash Flow Information,
  Cash Paid During the Year for:
    Interest                                                                                $6,696      $11,347
    Income taxes                                                                            $1,671       $1,610

Supplemental Schedule of Noncash Investing Activities,
  Change in Accumulated Other Comprehensive Income,
    Unrealized Gain on Available-for-Sale Securities, Net                                   $1,203         $808
    Other real estate aquired in settlement of loan                                            $53           $0


                                 "See accompanying notes to financial statements"

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                September 30,2002

NOTE 1 - Basis of Presentation

The unaudited consolidated financial statements include the accounts of First Banking Center, Inc. and its subsidiary (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operation and cash flows for the interim periods have been made. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE 2 - Earnings Per Share

The following information calculates the computation of earnings per share on a basic and diluted basis.

                                                                           Three Months Ended          Nine Months Ended
                                                                             September 30,               September 30,
                                                                           2002          2001          2002          2001
                                                                      --------------------------------------------------------
                                                                            (Dollars in thousands, except per share data)
Basic
Net income                                                                 $1,557        $1,463        $4,859        $4,088
Weighted average shares outstanding                                         1,472         1,462         1,472         1,462
Basic earnings per share                                                    $1.06         $1.00         $3.30         $2.80
                                                                      ========================================================

Diluted
Net income                                                                 $1,557        $1,463        $4,859        $4,088
Weighted average shares outstanding                                         1,472         1,462         1,472         1,462
Effect of dilutive stock options outstanding                                   34            18            34            18
                                                                      --------------------------------------------------------
Diluted weighted average shares outstanding                                 1,506         1,480         1,506         1,480
Diluted earnings per share                                                  $1.03         $0.99         $3.23         $2.76
                                                                      ========================================================

NOTE 3-Comprehensive Income

The following table presents our comprehensive income.

                                                                           Three Months Ended          Nine Months Ended
                                                                             September 30,               September 30,
                                                                           2002          2001          2002          2001
                                                                      --------------------------------------------------------
                                                                                    (Dollars in thousands)
Net income                                                                 $1,557        $1,463        $4,859        $4,088
Other comprehensive income
  Net change in unrealized gain on available for sale securities              669           343         1,203           808
                                                                      --------------------------------------------------------
Total comprehensive income                                                 $2,226        $1,806        $6,062        $4,896
                                                                      ========================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            As of September 30, 2002

The following discussion provides additional analysis of the financial condition and results of operations of the Company for the nine months ended September 30, 2002. This discussion focuses on the significant factors that affected the Company's earnings so far in 2002, with comparisons to 2001. As of September 30, 2002, First Banking Center (the "Bank") was the only direct subsidiary of the Company and its operations contributed nearly all of the revenue for the year. The Company provides various support functions for the Bank and receives payment from the Bank for these services. These intercompany payments are eliminated for the purpose of these consolidated financial statements. The Bank has two wholly owned subsidiaries, FBC Financial Services, Corp., a brokerage and financial services subsidiary, and FBC-Burlington, Inc., an investment subsidiary located in Nevada.

Overview

As of September 30, 2002, total Company assets were $487.0 million increasing 2.4% from $475.8 million as of December 31, 2001. Total income, as of September 30, 2002, was $4.9 million or $3.30 per share, increasing 18.9% from $4.1 million or $2.80 per share in 2001. The significant items resulting in the above-mentioned results are discussed below.

Financial Condition

Loans

Loans outstanding were $367.2 million and $366.1 million on September 30, 2002 and December 31, 2001 respectively. This represents an increase of $1.1 million or .31%. The following table summarizes the changes to date in the major loan classifications.

                                                                                                  As a % of Total Loans
                                            September 30,     December 31,     Change in      September 30,     December 31,
                                                 2002             2001        Balance             2002              2001
                                            --------------------------------------------      ------------------------------
                                                          (Dollars in millions)
Residential Real Estate                         $158.4           $160.7        ($2.3)             43.1%            43.9%
Commercial Real Estate                           $88.3            $90.7         ($2.4)            24.0%            24.8%
Construction and Land Development                $46.9            $43.6          $3.3             12.8%            11.9%
Commercial                                       $26.0            $27.5         ($1.5)             7.1%             7.5%

Allowance for Loan Losses

The allowance for possible loan losses was $4.5 million or 1.2% of gross loans on September 30, 2002, compared with $4.4 million or 1.2% of gross loans on December 31, 2001. Net charge-offs for the last nine months were $97 thousand or ..03% of gross loans, compared to net charge-offs of $60 thousand or .02% of gross loans for the year-ended December 31, 2001.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. Management reviews a calculation of the allowance for loan losses on a quarterly basis. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the bank to make additions to the allowance for loan losses based on their judgments of collectibility based on information available to them at the time of their examination.

As of September 30, 2002, $271 thousand was charged to current earnings and added to the allowance for loan losses.

Non-accrual, Past Due and Renegotiated Loans

                                                                    September 30,     December 31,
                                                                        2002              2001
                                                                  ----------------------------------
                                                                        (Dollars in thousands)
Non-accrual Loans (a)                                                  $2,013           $1,541
Past Due 90 days + (b)                                                      0                0
Restructured Loans                                                          0                0

The policy of the Company is to place a loan on non-accrual status if:

(a)     payment in full of interest and principal is not expected, or
(b) principal or interest has been in default for a period of 90 days or more unless the obligation is both in the process of collection and well secured. Well secured is defined as collateral with sufficient market value to repay principal and all accrued interest. A debt is in the process of collection if collection of the debt is proceeding in due course either through legal action, including judgement enforcement procedures, or in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to current status.

The non-accrual loans consisted primarily of $998 thousand of residential real estate loans, $400 thousand of commercial loans, $371 thousand of commercial real estate loans, and $102 thousand of agricultural loans. On September 30, 2002, the ratio of non-accrual loans to the allowance for loan losses was 44.3% compared to 35.3% on December 31, 2001.

As of September 30, 2002, the Company had loans totaling $25,236,000 in addition to those listed as non-accrual, past due or renegotiated that were identified by the Banks' internal asset rating systems as classified assets and loans which management has determined require additional monitoring. This represents a decrease of $2,817,000 or 10.0% from December 31, 2001. Management is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where full collectibility cannot reasonably be expected. Management has committed resources and is focusing on efforts designed to control the amount of classified assets. The company does not have a substantial portion of its loans concentrated in one or a few industries nor does it have any foreign loans outstanding as of September 30, 2002. The company's loans are concentrated geographically in the Wisconsin counties of Racine, Walworth, Kenosha, Lafayette and Green.

Investments securities - Available for Sale

For the purposes of this discussion, investment security balances are based on amortized costs. The securities available-for-sale portfolio increased $9.0 million or 15.4% from December 31, 2001. The increase came from three areas of the portfolio. The company purchased $2.9 million of mortgage-backed securities, $4.3 million of municipal securities and $57.4 million of U.S. Government Agency Discount Notes. The company had $565 thousand of municipal securities and $44.5 million of U.S. Government Agency Discount Notes mature. There were $925 thousand of municipal securities called and $1.4 million of agency securities called by various Government Agencies. The Company, also, sold $7.1 million of U.S. Government Agency Discount Notes. These Discount Notes are purchased for the use as collateral for the Company's sweep repurchase accounts.

Deposits and Borrowed Funds

Total deposits and borrowed funds were $435.6 million on September 30, 2002 compared to $429.5 million on December 31, 2001. This is an increase of $6.2 million or 1.4%. The increase is due to increased depositing in savings and time deposits. Time deposits equal or greater than $100,000 increased $22.1 or 65.5% due to an increase of $10.0 million in our brokered certificates and $10.0 million in large certificates issued to core deposit customers. The following table summarizes the changes in the major classifications of deposits and borrowed funds.


                                                                 September 30,      December 31,            Change in
                                                                     2002              2001                  Balance
                                                                 --------------------------------           ---------
                                                                    (Dollars in millions)
Money Market and Savings                                            $140.3             $134.6                  $5.7
Demand  Deposits                                                     $65.6              $66.6                 ($1.0)
Time Deposits less than $100,000                                     $88.7              $87.2                  $1.5
Time Deposits equal or greater than $100,000                         $55.8              $33.7                 $22.1
Securities sold under agreement to repurchase                        $21.5              $26.0                 ($4.5)
Federal Home Loan Borrowings                                         $40.1              $47.3                 ($7.2)

Capital resources

As of September 30, 2002, the Company's stockholders' equity increased $5.4 million or 12.9%. Net income of $4.9 million was the primary reasons for the increase in equity. The company has purchased $179 thousand of treasury stock so far in 2002. Accumulated other comprehensive income increased $1.2 million to $1.7 million.

In December 1990, the Federal Reserve Board's risk-based guidelines became effective. Under these guidelines capital is measured against the Company's subsidiary bank's risk-weighted assets. The Company's tier 1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 12.2% at September 30, 2002, well above the 4% minimum required. Total capital to risk-adjusted assets was 13.5%, also well above the 8% minimum requirement. The leverage ratio was at 9.5% compared to the 4% minimum requirement. According to FDIC capital guidelines, the Company's subsidiary bank is considered to be "well capitalized."

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

The Bank's strategy with respect to asset/liability management is to maximize net interest income while limiting its exposure to a potential downward movement. Strategy is implemented by the Bank's management, which takes action based upon its analysis of the Bank's present positioning, its desired future positioning, economic forecasts, and its goals. It is the Bank's desire to maintain a cumulative GAP of positive or negative 15% of rate sensitive assets at the 1-year time frame. The current percentage is a positive 22.8%, which compares to a positive 17% as of December 31, 2001. Although these ratios are outside the Bank's target range, the Bank's management feels the ratios are appropriate at this time due to management's projection for future interest rates.

Liquidity

Liquidity measures the ability of First Banking Center to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $32.6 million at September 30, 2002, compared with $33.0 million at December 31, 2001. The Bank has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. First Banking Center also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities.

The liquidity of First Banking Center is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $5.8 million. Net cash used in investing activities was $14.9 million. Net cash provided by financing activities was $5.5 million, as of September 30, 2002.

As of September 30, 2001, net cash provided by operating activities was $2.8 million. Net cash used in investing activities was $36.9 million. Net cash provided by financing activities was $17.4 million.

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


Results of operations

Net Interest Income

Net interest income is the difference between interest income and fees on loans and interest expense, and is the largest contributing factor to net income for the Company. All discussions of rate are on a tax-equivalent basis, which accounts for income earned on nontaxable loans and securities that are not fully subject to federal taxes. Net interest income was $15.4 million and $14.0 million for September 30, 2002 and September 30, 2001 respectively. Net interest margin as a percentage of average earning assets (includes loans placed on nonaccrual status) was 4.73% for the nine months ended 2002 and 2001.

The decrease in interest income and fees on loans as of September 30, 2002 was due to decreased yields on earning assets. The increase in interest income and fees on loans as of September 30, 2001 was due primarily to increased average earning assets. The major component of interest income and fees on loans is the income generated by loans. Interest income and fees on loans decreased due to decreased rates earned on increasing average balances, as of September 30, 2002. The rates earned decreased from 8.88% to 7.09%.

As of September 30, 2002 average balances outstanding increased, however, rates paid for liabilities decreased causing a decrease in interest expense. Interest expense as of September 30, 2001 remained consistent with 2000 as a result of increased average balances outstanding and decreased rates paid on liabilities. The major components of interest expense are interest paid on Certificates of Deposit (Time Deposits) and on Money Market Deposits. As of September 30, 2002, interest expense on Time Deposits decreased due to decreased rates paid on increasing average balances. The rates paid decreased from 4.6% to 2.8%, as of September 30, 2002. Interest expense on Money Market Deposits decreased as a result of increased average balances, while rates paid decreased from 4.0% to 1.3%, as of September 30, 2002.

The following table summarizes the changes and reasons for the changes in interest earned and paid during 2002 and 2001.

                                                                             Three months ended
                                                                                September 30,
                                                                 2002                                  2001
                                                  ------------------------------------  ------------------------------------
                                                               Interest     Average                  Interest     Average
                                                    Average     Earned       Yield        Average     Earned       Yield
                                                    Balance     or Paid     or Cost       Balance     or Paid     or Cost
                                                  ------------------------------------  ------------------------------------
                                                                           (Dollars in thousands)
Interest Income:
  Interest and fees on loans                    $     366,039       6,377       6.97%       353,464       7,359       8.33%
  Interest and dividends on securities:
      Taxable                                          27,471         270       3.93%        18,213         297       6.52%
      Nontaxable                                       34,921         626       7.17%        31,389         562       7.16%
  Interest on Fed funds sold                            7,886          31       1.57%         6,115          53       3.47%
  Interest on interest-bearing deposits in banks        8,632          40       1.85%         1,076          41      15.24%
                                                  ------------------------------------  ------------------------------------
       Total Interest Income                    $     444,949       7,344       6.60%       410,257       8,312       8.10%
                                                  ====================================  ====================================

Interest Expense
  Interest on deposits                          $     301,233       1,634       2.17%       282,189       2,758       3.91%
  Interest on short-term borrowings                    21,810          96       1.76%        20,295         184       3.63%
  Interest on other borrowings                         41,116         458       4.46%        38,929         500       5.14%
                                                  ------------------------------------  ------------------------------------
       Total Interest Expense                   $     364,159       2,188       2.40%       341,413       3,442       4.03%
                                                  ====================================  ====================================

Net interest margin                                         $       5,156       4.64%             $       4,870       4.75%
                                                              ========================              ========================

                                                                              Nine months ended
                                                                                September 30,
                                                                 2002                                  2001
                                                  ------------------------------------  ------------------------------------
                                                               Interest     Average                  Interest     Average
                                                    Average     Earned       Yield        Average     Earned       Yield
                                                    Balance     or Paid     or Cost       Balance     or Paid     or Cost
                                                  ------------------------------------  ------------------------------------
                                                                           (Dollars in thousands)
Interest Income:
  Interest and fees on loans                    $     361,330      19,215       7.09%       333,873      22,233       8.88%
  Interest and dividends on securities:
      Taxable                                          28,653         818       3.81%        20,168         898       5.94%
      Nontaxable                                       34,021       1,828       7.16%        29,726       1,583       7.10%
  Interest on Fed funds sold                            6,999          80       1.52%         6,506         213       4.37%
  Interest on interest-bearing deposits in banks        4,739          66       1.86%         3,215         112       4.64%
                                                  ------------------------------------  ------------------------------------
       Total Interest Income                    $     435,742      22,007       6.73%       393,488      25,039       8.48%
                                                  ====================================  ====================================

Interest Expense
  Interest on deposits                          $     295,086       4,970       2.25%       275,810       9,088       3.30%
  Interest on short-term borrowings                    22,556         326       1.93%        19,382         663       3.42%
  Interest on other borrowings                         37,635       1,266       4.49%        32,519       1,316       4.05%
                                                  ------------------------------------  ------------------------------------
       Total Interest Expense                   $      355,277       6,562       2.46%       327,711      11,067       3.38%
                                                  ====================================  ====================================

Net interest margin                                         $      15,445       4.73%             $      13,972       4.73%
                                                              ========================              ========================

Non-interest income

Non-interest income increased $496 thousand or 19.9% as of September 30, 2002. The increase came in primarily two areas. Service charges on deposit accounts increased $292 thousand as the number of accounts grew and charges for some services were increased. Other income increased $204 thousand due to brokerage services, visa debit card income, and miscellaneous investment income.

Non-interest expense

Non-interest expense increased $608 thousand or 6.0% as of September 30, 2002. Salaries and benefits accounted for $541 thousand. The increase in salaries and benefits is due to normal wage increases and increased health insurance costs. Equipment expense increased $177 thousand due primarily to increases in repair and maintenance. Data processing costs increased $90 thousand due to increased volumes and additional services used. Other expenses decreased $214 thousand. This is the result of cost control management.

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

One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance-sheet contracts. The most recent NPV analysis, as of September 30, 2002, projects that net portfolio value would decrease by approximately 4.47% if interest rates would rise 200 basis points and would decrease by approximately 1.80% if interest rates would rise 100 basis points over the next year. It projects an increase in net portfolio value of approximately 9.88% if interest rates would drop 200 basis points and an increase of approximately 5.54% if interest rates would drop 100 basis points. Both simulations are within board-established policy limits. The Company has not experienced any material changes to its market risk position since December 31, 2001, as disclosed in the Company's 2001 Form 10K Annual Report. First Banking Center's policy is to limit the effect of a 200 basis point rate shock to plus or minus 20% of projected net interest income and to minus 35% of the market value of portfolio equity.

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

Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as contemplated by Exchange Act Rule 13a-14. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

There have been no significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date that the internal controls were most recently evaluated. There were no significant deficiencies or material weaknesses identified in that evaluation and, therefore, no corrective actions were taken.

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










                           First Banking Center, Inc.





November 11, 2002                   /s/ Brantly Chappell
Date                                Brantly Chappell
                                    Chief Executive Officer




November 11, 2002                   /s/ James Schuster
Date                                James Schuster
                                    Chief Financial Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Brantly Chappel, Chief Executive Officer, certify that:

1) I have reviewed this quarterly report on Form 10-Q of First Banking Center, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002




                              /s/ Brantly Chappell
                              -----------------------
                              Brantly Chappell
                              Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, James Schuster, Chief Financial Officer, certify that:

1) I have reviewed this quarterly report on Form 10-Q of First Banking Center, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002




                              /s/ James Schuster
                              -----------------------
                              James Schuster
                              Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The following certification is provided by the undersigned Chief Executive Officer of First Banking Center, Inc. on the basis of such officer's knowledge and belief for the sole purpose of complying with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                  CERTIFICATION

In connection with the Quarterly Report of First Banking Center, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on November 14, 2002 (the "Report"), I, Brantly Chappell, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





                              /s/Brantly Chappell
                              ------------------------------
                              Name:  Brantly Chappell
                              Title: Chief Executive Officer
                              Date:  November 11, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The following certification is provided by the undersigned Chief Financial Officer of First Banking Center, Inc. on the basis of such officer's knowledge and belief for the sole purpose of complying with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                  CERTIFICATION

In connection with the Quarterly Report of First Banking Center, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on November 14, 2002 (the "Report"), I, James Schuster, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





                              /s/James Schuster
                              ------------------------------
                              Name:  James Schuster
                              Title: Chief Financial Officer
                              Date:  November 11, 2002