Form 10-K
period 2002-12-31
FIRST BANKING CENTER INC
filed 2003-03-31
CIK 356858

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 2002

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

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as define in Rule 12b-2 of the act).

Yes [ ] No [X]

The aggregate market value of the voting shares held by nonaffiliates of the Registrant was $66,208,545 as of June 30, 2002. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates"

There were 1,494,469 shares of the Registrant's common stock outstanding as of March 27, 2003.

Documents incorporated by references: The Notice of 2003 Annual Meeting and Proxy Statement of April 15, 2003 is incorporated by reference into Parts II and III of the Form 10-K.

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

First Banking Center

The Bank was organized in 1920 and is a full service commercial bank located in the City of Burlington, Wisconsin. The Bank has branch offices located in Albany, Burlington, Darlington, Genoa City, Kenosha, Lake Geneva, Lyons, Monroe, Pell Lake, Pleasant Prairie, Union Grove, Walworth, and Wind Lake, Wisconsin. The Bank offers a wide range of services, which includes Loans, Personal Banking, Trust and Investment Services, and Insurance and Annuity Products.

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

EMPLOYEES

The Company and its staff share a commitment to equal opportunity. All personnel decisions are made without regard to race, color, religion, sex, age, national origin, handicap, or veteran status. At January 31, 2003, the Company and its subsidiary had 243 full and part-time employees.

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

The following information shows: the company's average assets, liabilities and stockholder's equity; the interest earned and average yield on interest earning assets; the interest paid and average rate on interest-bearing liabilities; and the maturity schedules for investment and specific loans; for the years ended December 31, 2002, 2001, and 2000. Also, where applicable, information is presented for December 31, 1999 and 1998.

Section I, Schedule A - Average Balance Sheet


ASSETS                                                         2002           2001          2000
                                                            ----------    -----------    ----------
                                                                    (Dollars in thousands)
Cash and due from banks                                   $     13,199         12,372        12,474
Fed funds sold                                                   8,422          5,875         3,170
Interest-bearing deposits in banks                               4,393          2,606           231
Available-for-sale securities                                   63,550         51,271        58,259
Loans, net                                                     360,107        336,289       305,458
Office buildings and equipment, net                             10,438         10,176         9,645
Other assets                                                    12,572         10,680         9,027
                                                            ----------    -----------    ----------

          Total assets                                    $    472,681        429,269       398,264
                                                            ==========    ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits
    Demand                                                $     61,641         53,004        50,095
    Savings and NOW accounts                                   168,713        152,947       141,999
    Time                                                       130,170        124,445       120,215
                                                            ----------    -----------    ----------
      Total Deposits                                           360,524        330,396       312,309
Short-term borrowings                                           23,048         20,861        18,460
Other borrowings                                                39,454         33,618        27,955
Other liabilities                                                3,548          3,840         3,959
                                                            ----------    -----------    ----------
          Total liabilities                                    426,574        388,715       362,683

Stockholders' Equity
Common stock                                                     1,490          1,489         1,489
Surplus                                                          4,200          4,176         4,223
Retained earnings                                               39,938         34,915        30,870
Accumulated other comprehensive                                  1,062            682         (589)
income (loss)
Common stock in treasury, at cost                                (583)          (708)         (412)
                                                            ----------    -----------    ----------

          Total stockholders' equity                            46,107         40,554        35,581

                                                            ----------    -----------    ----------
          Total liabilities and stockholders' equity      $    472,681        429,269       398,264
                                                            ==========    ===========    ==========

Section I, Schedule B - Three Year Summary of Interest Rates and Interest Differential

                                                    2002                             2001                         2000
                                          --------------------------   --------------------------   --------------------------
                                                   Interest  Average            Interest  Average            Interest  Average
                                          Average    Earned    Yield   Average    Earned    Yield   Average    Earned    Yield
                                          Balance   or Paid  or Cost   Balance   or Paid  or Cost   Balance   or Paid  or Cost
                                          --------------------------   --------------------------   --------------------------
                                                                         (Dollars in thousands)
Interest earning assets:
  Interest-bearing deposits in banks  $     4,393        85    1.93%     2,606       121    4.65%       231        15    6.29%
  Available-for-sale securities:
      Taxable                              27,665     1,005    3.63%    20,589     1,146    5.57%    28,847     1,857    6.44%
      Nontaxable (a)                       35,885     2,470    6.88%    30,683     2,154    7.02%    27,370     2,001    7.31%
  Fed funds sold                            8,422       122    1.45%     5,875       232    3.95%     3,170       196    6.19%
  Loans (a)(b)(c)                         364,583    25,836    7.09%   340,328    29,192    8.58%   309,306    27,883    9.01%
  Other Interest                            4,602       266    5.78%     2,440       153    6.27%     2,042       146    7.15%
                                        ---------   -------   ------  --------  --------  -------  --------   -------  -------
  Total interest earnings assets      $   445,550    29,784    6.68%   402,521    32,998    8.20%   370,966    32,098    8.65%
                                        =========   =======   ======  ========  ========  =======  ========   =======  =======

Interest bearing liabilities:
  Savings and NOW accounts            $   168,713     1,780    1.06%   152,947     4,281    2.80%   141,999     5,612   3.95%
  Time deposits                           130,170     4,808    3.69%   124,445     6,965    5.60%   120,215     6,997   5.82%
  Short-term borrowings                    23,048       417    1.81%    20,861       829    3.97%    18,460     1,011   5.48%
  Other borrowings                         39,454     1,737    4.40%    33,618     1,742    5.18%    27,955     1,580   5.65%
                                        ---------   -------   ------  --------  --------  -------  --------   ------- -------
  Total int.bearing liabilities       $   361,385     8,742    2.42%   331,871    13,817    4.16%   308,629    15,200   4.92%
                                        =========   =======   ======  ========  ========  =======  ========   ======= =======

Net interest margin/income(d)                        21,042    4.72%               19,181   4.77%              16,898   4.56%
                                                    =======   ======             ======== =======             ======= =======

<F1>
(a) The interest and average yield for nontaxable loans and investments are presented on a federal taxable equivalent basis assuming a 35% tax rate.
<F2>
(b) Loans placed on nonaccrual status have been included in average balances used to determine average rates.
<F3>
(c) Loan interest income includes net loan fees.
<F4>
(d) Net interest earnings divided by total interest-earning assets, with net interest earnings equaling the difference between total interest earned and total interest paid.

Section I, Schedule C - Two Year Summary of Rate and Volume Variances

                                                          2002                                   2001
                                          ------------------------------------    ---------------------------------
                                          Inc./(Dec.) Inc./(Dec.)
                                             From      Volume (a)   Rate (a)          From     Volume(a)  Rate (a)
                                          Prior Year   Variance     Variance       Prior Year  Variance   Variance
                                          ------------------------------------    ---------------------------------
                                                                    (Dollars in thousands)
Interest Income
   Interest-bearing deposits in banks  $        (36)          57         (93)            106        111        (5)
   Available-for-sale securities:
      Taxable                                  (141)         326        (467)          (711)      (483)      (228)
      Nontaxable (b)                             316         359         (43)            153        235       (82)
   Fed funds sold                              (110)          75        (185)             36        125       (89)
   Loans (b) (c) (d)                         (3,356)       1,975      (5,331)          1,309      2,705    (1,396)
   Other Interest                                113         126         (13)              7         26       (19)
                                          ----------- ----------- ------------    ----------- ---------- ----------
        Total change in interest income      (3,214)       2,918      (6,132)            900      2,719    (1,819)
                                          ----------- ----------- ------------    ----------- ---------- ----------

Interest Expense
   Savings and NOW accounts                  (2,501)         402      (2,903)        (1,331)        406    (1,737)
   Time deposits                             (2,157)         307      (2,464)           (32)        242      (274)
   Short-term borrowings                       (411)          79        (490)          (182)        120      (302)
   Other borrowings                              (6)         278        (284)            162        300      (138)
                                          ----------- ----------- ------------    ----------- ---------- ----------
        Total change in interest expense     (5,075)       1,066      (6,141)        (1,383)      1,068    (2,451)
                                          ----------- ----------- ------------    ----------- ---------- ----------
Net change                             $       1,861       1,852            9          2,283      1,651        632
                                          =========== =========== ============    =========== ========== ==========

<F1>
(a) The change in interest due to both rate and volume has been allocated in proportionto the relationship of the absolute dollar amounts of the change in each.
<F2>
(b) The interest and average yield for nontaxable loans and investments are presented on a federal tax equivalent basis assuming a 35% tax rate.
<F3>
(c) Loans placed on nonaccrual status have been included in average balances used to determine average rates.
<F4>
(d) Loan interest income includes net loan fees.

Section II, Schedule A - Investment Portfolio


                                                                  2002       2001       2000
                                                                ------------------------------
                                                                     (Dollars in thousands)
Available for Sale:
        U.S. Treasury and other U.S.
         Gov't. Agencies and Corporations                    $    48,288    25,741     30,510
        Obligations of states and
          political subdivisions                                  39,342    33,602     28,279
        Other                                                          0         0      6,400
                                                                ------------------------------
          Total                                              $    87,630    59,343     65,189
                                                                ==============================

     NOTE:
          The aggregate book value of securities from any single issuer does not exceed ten percent of stockholder's equity; except for, securities issued by the U.S. Government and U.S. Government agencies and corporations.

Section II, Schedule B - Investment Securities Maturities and Yield

The following table presents the maturity of securities held on December 31, 2002 and the weighted average yield by range of maturity.

                                                   --------   -------  -------   --------  -------
                                                                  After    After
                                                                1 Year   5 Years
                                                   1 Year     Through  Through   After
                                                   or Less    5 Years  10 Years  10 Years  Total
                                                   --------  --------  --------  --------  -------
                                                                  (Dollars in thousands)
Available for Sale Securities
     U.S. Treasury and U.S. Gov't agencies      $   22,648    22,026       31      3,583   48,288
     and corporations(a)
        Weighted average yield                       2.28%     4.06%     9.95%     4.74%    3.28%
     States of the U.S. and Political                3,394    15,603    12,067     8,278   39,342
     Subdivisions (b)
        Weighted average yield                       6.59%     7.14%     6.68%     7.27%    6.98%
                                                   -------   -------   -------   -------  -------
     TOTAL AVAILABLE FOR SALE                   $   26,042    37,629    12,098    11,861   87,630
                                                   =======   =======   =======   =======  =======
                                                   =======   =======   =======   =======  =======
        Weighted Ave. Yield of Total                 2.85%     5.34%     6.69%     6.51%     .94%
                                                   =======   =======   =======   =======  =======

<F1>
     (a) Includes mortgage backed securities at average maturity dates.
<F2>
     (b) The interest and average yield for nontaxable securities are presented on a federal taxable equivalent basis assuming a 35% tax rate.

Section III, Schedule A - Loan Portfolio

The composition of the loan portfolio at December 31 is presented as follows:

                                  2002         2001         2000        1999         1998
                                ---------    ---------    ---------   ---------    ---------
                                                  (Dollars in thousands)

Commercial                   $    26,163       27,487       26,219      28,458       38,185
Agricultural production           22,175       23,013       11,326      14,965        9,985
Real Estate:
   Construction                   42,370       43,603       42,242      37,796       30,008
   Commercial                     91,769       90,685       85,192      83,592       67,761
   Agriculture                    18,691       12,604        8,732       9,705        7,754
   Residential                   163,888      160,713      135,696     110,793       96,139
Municipal                          3,309        3,293        4,166       6,141        6,503
Consumer                           3,779        4,674        6,995       7,274        8,465
                                ---------    ---------    ---------   ---------    ---------
     TOTAL                   $   372,144      366,072      320,568     298,724      264,800
                                =========    =========    =========   =========    =========


Section III, Schedule B - Maturities and Sensitivity of Loans to Interest Rates

The following table presents consolidated loan maturities by yearly ranges. Also included for loans after one year are the amounts that have predetermined interest rates and floating adjustable rates.

                                          Loan Maturities                                            Amount Over One Year With
                            -------------------------------------------         ------------------------------------------------
                                        After 1      After                                               Floating or
                              1 Year    Through       Five                       Predetermined         Adj. Interest
                             or Less    5 Years      Years       Total                   Rates                 Rates      Total
                            -------------------------------------------         ------------------------------------------------
                                                                 (Dollars in thousands)
December 31, 2002:
  Comm'l and                $ 39,060      6,439      2,839      48,338                   9,278                  -         9,278
agricultural
  Real estate -               39,885      2,485                 42,370                   2,485                  -         2,485
construction                                             -
                             --------   --------    -------    --------         ------------------      --------------   -------

          TOTAL             $ 78,945      8,924      2,839      90,708                  11,763                  -        11,763

                             ========    =======    =======    ========         ==================      ==============  ========

Section III, Schedule C - Risk Elements

Non-accrual, Past Due and Renegotiated Loans

                                           2002          2001           2000          1999           1998
                                          ------        ------         ------        ------         ------
                                                          (Dollars in thousands)
Non-accrual Loans (a)
                                          2,016         1,541            827         1,256          1,517
Past Due 90 days +
                                              -             -              -             2             16
Restructured Loans
                                              -             -              -             -              -

a) Interest which would have been recorded had the loans been on an accrual basis, would have amounted to $23,000 in 2002, $26,000 in 2001, $12,000 in 2000, $36,000 in 1999, and $39,000 in 1998. Interest income on these loans, which is recorded only when received, amounted to $23,000 in 2002, $14,000 in 2001, $12,000 in 2000, $31,000 in 1999, and $20,000 in 1998.

The increase in non-accrual loans from 2001 to 2002 was due to a small number of commercial real estate and agricultural real estate loans. There is no loss anticipated on these loans.

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

As of December 31, 2002, the Company had loans totaling $24,139,000 in addition to those listed as non-accrual, past due or renegotiated that were identified by the Banks' internal asset rating systems as classified assets. This represents a decrease of $5,167,000 or 17.6% from 2001. Management is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where full collectibility cannot reasonably be expected. Management has committed resources and is focusing on efforts designed to control the amount of classified assets. The company does not have a substantial portion of its loans concentrated in one or a few industries nor does it have any foreign loans outstanding as of December 31, 2002. Loan concentration by classification can be found in the loan section of Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations. The company's loans are concentrated geographically in the Wisconsin counties of Racine, Walworth, Kenosha, Lafayette, and Green.

Section IV, Schedule A - Summary of Loan Loss Experience

Analysis of the Allowance for Estimated Losses on Loans

                                           2002        2001        2000        1999        1998
                                         ---------    --------    --------    --------    --------
                                                          (Dollars in thousands)
Balance, beginning of fiscal year     $     4,367       3,927       3,581       3,421       3,132

Charge-offs:
     Commercial                               197          21          51          51           2
     Agricultural production                    0          27           0           0           0
     Real Estate:
     Construction                               0           0           0           0           0
     Commercial                               150          27          48           0           0
     Agriculture                                0           0           0           0           0
     Other Mortgages                           87          25          40          42          35
     Installment - consumer                    23          35          30         104          51
                                         ---------    --------    --------    --------    --------
        Total Charge-offs                     457         135         169         197          88
                                         ---------    --------    --------    --------    --------
Recoveries:
     Commercial                                 0          16          46           6           9
     Agricultural production                    1           7           0           0           0
     Real Estate:
     Construction                               0           0           0           0           0
     Commercial                                 0          40           0           0           0
     Agriculture                                0           0           0           0           2
     Other Mortgages                            1           5         100           0           1
     Installment - consumer                    14           7           9          21          35
                                         ---------    --------    --------    --------    --------
        Total Recoveries                       16          75         155          27          47
                                         ---------    --------    --------    --------    --------


Net Charge-offs/(Recoveries)                  441          60          14         170          41

Provision charged to operations (a)          1062         500         360         330         330
Additions related to
   branch acquisitions                          0           0           0           0           0
                                         ---------    --------    --------    --------    --------

Balance, end of fiscal year           $     4,988       4,367       3,927       3,581       3,421
                                         =========    ========    ========    ========    ========

Average amount of loans outstanding
   before allowance for estimated
   losses on loans                    $
                                          364,583     340,328     309,306     283,151     244,578
                                         =========    ========    ========    ========    ========

Ratio of net charge-offs/
   recoveries during the period
   to average loans outstanding
   during the period                       0.121%      0.018%      0.005%      0.060%      0.017%

(a) For each year ending December 31, the determination of the additions to loan loss reserve charged to operating expenses was based on an evaluation of the loan portfolio, current domestic economic conditions, past loan losses and other factors.

Section IV, Schedule B - Allocation of the Allowance for Estimated Losses on Loans

The following table presents the allowance for estimated losses on loans by type of loans and percentage of loans in each category to total loans:

                                     2002                                 2001                                2000

                              -------------------------------   -------------------------------    -------------------------------
                               Amount   % of ALL  % to Total     Amount   % of ALL  % to Total      Amount   % of ALL  % to Total
                                                       Loans                             Loans                              Loans
                              -------------------------------   -------------------------------    -------------------------------
                                                                   (Dollars in thousands)
Commercial Loans (a)          $ 4,402      88.2%       55.0%    $ 2,428      55.6%       54.8%     $ 3,080      78.4%       55.5%

Real Estate-Residential Loans     145       2.9%       44.0%        106       2.4%       43.9%         136       3.5%       42.3%

Consumer Loans                    136       2.7%        1.0%         99       2.3%        1.3%          56       1.4%        2.2%

Loan Commitments                   73       1.5%         N/A         77       1.8%         N/A          63       1.6%         N/A

Unallocated                       232       4.7%         N/A      1,657      37.9%         N/A         592      15.1%         N/A

                              ---------                         ---------                          ---------
Total                         $ 4,988                           $ 4,367                            $ 3,927
                              =========                         =========                          =========

(a) Commercial Loans include commercial real estate, agricultural production, municipal and construction loans.

Section V, Schedule B - Maturity Schedule for Time Deposits of $100,000 or more as of December 31, 2002

                                                                  Over               Over
                                                                3 Months           6 Months
                                            3 Months              thru               thru              Over 12
                                            or Less             6 Months          12 Months             Months
                                           -----------         -----------        -----------         -----------
                                                                  (Dollars in thousands)
Certificates of Deposit                 $      14,756              11,232             13,826              16,387
                                           ===========         ===========        ===========         ===========

Section VI - Three Year Summary of Return on Equity and Assets for the years ended December 31,

                                                                2002            2001           2000
                                                            -----------------------------------------
Return on average assets                                       1.26%           1.22%          1.20%

Return on average equity                                      12.92%          12.96%         13.45%

Dividend payout ratios on common stock                        18.43%          19.33%         19.77%

Average equity to average assets                               9.75%           9.45%          8.93%


Section VII - Short-term Borrowings

                                                                2002            2001           2000
                                                            -----------------------------------------
                                                                       (Dollars in thousands)
Securities Sold Under Agreements
      To Repurchase (a)
End of Year:
      Balance                                                $24,977         $26,099        $17,299
      Weighted Ave. Rate                                       1.13%           2.00%          4.88%

For the Year:
      Maximum Amount Outstanding                             $24,977         $33,001        $21,553
      Average Amount Outstanding                             $22,726         $20,395        $17,780
      Weighted Ave. Rate                                       1.81%           3.96%          5.43%

(a) Securities sold under repurchase agreements are borrowed on a short-term basis by the subsidiary bank at prevailing rates for these funds. The approximate average maturity was 5.0 months, 6.0 months, and 3.0 months for the years 2002, 2001, and 2000, respectively.


ITEM 2: PROPERTIES

The Company owns no properties; it currently occupies space in the buildings that house the Lake Geneva and Kenosha branches.

First Banking Center

The Bank owns banking facilities in Albany, Burlington, Genoa City, Lake Geneva, Lyons, Monroe, Pell Lake, Pleasant Prairie, Union Grove, Walworth, and Wind Lake. The Bank leases facilities in Darlington and Kenosha. Each of the bank's offices is well maintained and adequately meets the needs of the bank.

The bank shares leased office space in Las Vegas, Nevada to house the operations of its investment subsidiary.

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

                                                             2002                                     2001
                                                        Low         High                         Low         High
First quarter                                        $ 38.50      $ 43.00                     $ 34.75      $ 38.00
Second quarter                                       $ 42.00      $ 45.00                     $ 37.00      $ 38.25
Third quarter                                        $ 42.00      $ 45.00                     $ 37.50      $ 42.50
Fourth quarter                                       $ 43.00      $ 45.00                     $ 38.50      $ 43.00

There were 793 holders of record of the Company's $1.00 par value common stock on March 24, 2003.

Cash  Dividends for the last the two years ending 2002 and 2001 are presented in
ITEM 6: SELECTED FINANCIAL DATA. The applicable dividend restrictions are discussed in ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA - Note 17 - Regulatory Capital Requirement and restrictions on Dividends.

ITEM 6: SELECTED FINANCIAL DATA

                                     FIRST BANKING CENTER, INC. AND SUBSIDIARIES

                                                FINANCIAL HIGHLIGHTS

-------------------------------------------------------------------------------------------------------------------

                                                            (Dollars in thousands of except per share data)

                                                                               December 31,
                                                   ----------------------------------------------------------------
                                                        2002         2001          2000          1999         1998
                                                   ----------------------------------------------------------------
Interest income                                     $ 28,873     $ 32,163      $ 31,286      $ 27,692     $ 25,474
Interest expense                                       8,742       13,817        15,200        12,586       12,127
                                                   ----------------------------------------------------------------
Net interest income                                   20,131       18,346        16,086        15,106       13,347
Provision for loan losses                              1,062          500           360           330          330
                                                   ----------------------------------------------------------------
Net interest income after
   provision for loan loss                            19,069       17,846        15,726        14,776       13,017
Noninterest Income                                     4,017        3,480         3,126         2,829        2,530
Noninterest Expense                                   15,058       14,292        12,187        11,583       10,772
                                                   ----------------------------------------------------------------
Income before income taxes                             8,028        7,034         6,665         6,022        4,775
Income taxes                                           2,069        1,777         1,879         1,860        1,387
                                                   ----------------------------------------------------------------
Net income                                           $ 5,959      $ 5,257       $ 4,786       $ 4,162      $ 3,388
                                                   ================================================================
Earnings per common share:
  Basic earnings per share                           $  4.04      $  3.57       $  3.24       $  2.80      $  2.28
  Diluted earnings per share                         $  3.98      $  3.52       $  3.21       $  2.78      $  2.27
Cash dividends per share                             $  0.74      $  0.69       $  0.64       $  0.59      $  0.54
Book value per share                                 $ 32.61      $ 28.67       $ 25.69       $ 22.59      $ 21.43

Year-end assets                                    $ 518,157    $ 475,780     $ 430,858     $ 392,089    $ 369,131
Average assets                                       472,681      429,269       398,264       377,110      332,980
Year-end equity capital                               48,720       42,239        37,948        33,417       31,895
Average equity capital                                46,107       40,554        35,581        33,220       30,394

Return on average assets                               1.26%        1.22%         1.20%         1.10%        1.02%
Return on average equity                              12.92%       12.96%        13.45%        12.53%       11.15%


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides additional analysis of the financial statements presented in the Company's annual report and should be read in conjunction with this information. This discussion focuses on the significant factors that affected the Company's earnings in 2002, with comparisons to 2001. As of December 31, 2002, First Banking Center (the "Bank") was the only direct subsidiary of the Company and its operations contributed nearly all of the revenue for the year. The Company provides various support functions for the Bank and receives payment from the Bank for these services. These inter-company payments are eliminated for the purpose of these consolidated financial statements. The Bank has two wholly owned subsidiaries, FBC Financial Services, Corp., a brokerage and financial services subsidiary, and FBC-Burlington, Inc., an investment subsidiary located in Nevada.

Overview

As of December 31, 2002, total Company assets were $518.2 million increasing 8.91% from $475.8 million as of December 31, 2001. Total income for 2002 was $6.0 million or $4.04 per share, increasing 13.35% from $5.3 million or $3.57 per share in 2001. The significant items resulting in the above-mentioned results are discussed below.

Financial Condition

Loans

Loans outstanding were $372.1 million and $366.1 million on December 31, 2002 and December 31, 2001 respectively. This represents an increase of $6.0 million or 1.7% during 2002. Agricultural Real Estate loans grew by $6.1 million or 48.3% due to increased efforts by the company to expand its lending in this area. The following table summarizes the changes during 2002 in the major loan classifications.


                                                                                                As a % of Total Loans
                                                Balance December 31,       Change in               on December 31,
                                                 2002           2001        Balance              2002           2001
                                             ------------------------------------------     -----------------------------
                                                       (Dollars in million)
Residential Real Estate                         $163.9      $  160.7        $ 3.2               44.0%           43.9%
Commercial Real Estate                            91.8          90.7          1.1               24.7%           24.8%
Construction and Land Development                 42.4          43.6         (1.2)              11.4%           11.9%
Commercial                                        26.2          27.5         (1.3)               7.0%           7.5%
Agricultural Real Estate                          18.7          12.6          6.1                5.0%           3.4%


Allowance for Loan Losses

The allowance for possible loan losses was $5.0 million or 1.34% of gross loans on December 31, 2002, compared with $4.4 million or 1.19% of gross loans on December 31, 2001. Net charge-offs for 2002 were $441 thousand or .118% of gross loans, compared to net charge-offs of $60 thousand or .016% of gross loans for 2001. As of December 31, 2002, loans on non-accrual status totaled $2.0 million or .54% of gross loans compared to $1.5 million or .42% of gross loans on December 31, 2001. The non-accrual loans consisted primarily of $1.4 million of residential real estate loans, $371 thousand of nonresidential real estate, $80 thousand of commercial loans, and $75 thousand of farmland real estate. On December 31, 2002, the ratio of non-accrual loans to the allowance for loan losses was 40.4% compared to 35.3% on December 31, 2001.

The  Company's  allocation  of its  allowance  for loan  losses  can be found at
Section IV, Schedule B of the Company's Form 10-K. A discussion of the changes in the allocations for the last three years can be found in the following three paragraphs.

During 2002 the Company continued to refine its identification and allocation process regarding possible loan losses. During the fourth quarter of 2002 the company increased its allocation for commercial loans due to weakness in commercial real estate values in its markets.

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

Although management believes that the allowance for estimated losses on loans at December 31, 2002 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that First Banking Center will not be required to make additional provisions for loan losses in the future. Asset quality is a priority for First Banking Center and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. Along with other financial institutions, management shares a concern for the possible continued softening of the economy in 2003. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs and delinquencies could rise and require further increases in the provision.

During 2002 $1.1 million was charged to current earnings and added to the allowance for loan losses.

Investments securities - Available for Sale

The securities available-for-sale portfolio increased $28.3 million or 47.6% during 2002. The increase was primarily due to the purchase of $20.1 million of short term and adjustable rate mortgage-backed securities and $5.7 million of municipal securities.

Deposits and Borrowed Funds

Total deposits and borrowed funds were $465.6 million on December 31, 2002 compared to $429.5 million on December 31, 2001. This is an increase of $36.1 million or 8.4%. The following table summarizes the changes during 2002 in the major classifications of deposits and borrowed funds.


                                                                Dec. 31,        Dec. 31,             Change in
                                                                  2002           2001                 Balance
                                                           ---------------- ---------------         -----------
                                                                 (Amounts in millions)
Money Market and Savings                                      $  144.8        $  134.6                $10.2
Demand  Deposits                                                  73.0            66.6                  6.4
Time Deposits less than $100,000                                  90.2            87.2                  3.0
Time Deposits equal or greater than $100,000                      56.2            33.7                 22.5
Securities sold under agreement to repurchase                     25.0            26.1                 (1.1)
Federal Home Loan Borrowings                                      46.3            47.3                 (1.0)


Capital resources

During 2002, the Company's stockholders' equity increased $6.5 million or 15.3%. Net income of $6.0 million was the primary reason for the increase in equity. The company purchased $252 thousand and reissued $654 thousand of treasury stock during 2002. Net unrealized gain/loss on available for sale securities increased $1 million to $1.6 million. Cash dividends paid in 2002 were $1.0 million or $.74 per share.

In December 1990, the Federal Reserve Board's risk-based guidelines became effective. Under these guidelines capital is measured against the Company's subsidiary bank's risk-weighted assets. The Company's tier 1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 12.3% at December 31, 2002, well above the 4% minimum required. Total capital to risk-adjusted assets was 13.6%, also well above the 8% minimum requirement. The leverage ratio was at 9.3% compared to the 4% minimum requirement. According to FDIC capital guidelines, the subsidiary bank is considered to be "well capitalized."

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

The Bank's strategy with respect to asset/liability management is to maximize net interest income while limiting its exposure to a potential downward movement. Strategy is implemented by the Bank's management, which takes action based upon its analysis of the Bank's present positioning, its desired future positioning, economic forecasts, and its goals. It is the Bank's desire to maintain a cumulative GAP of positive or negative 15% of rate sensitive assets at the 1-year time frame. The current percentage is a positive 20%, which compares to a positive 17% as of December 31, 2001. Although a positive GAP of 20% is outside of the target range the company feels the current position is desirable due to current and forecasted economic conditions.

Liquidity

Liquidity measures the ability of First Banking Center to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $33.7 million at December 31, 2002, compared with $33.0 million at December 31, 2001. The Bank has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. First Banking Center also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities.

The liquidity of First Banking Center is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $7.1 million for fiscal 2002 compared to $235 thousand used in fiscal 2001. Net cash used in investing activities, consisting principally of loan funding and the purchase of securities, was $41.2 million for fiscal 2002 and $48.2 million for fiscal 2001. Net cash provided by financing activities, consisting principally of deposit growth, was $35.6 million for fiscal 2002 and $39.9 million for fiscal 2001.

Net cash used in operating activities was $235 thousand for fiscal 2001 compared to net cash provided by operating activities of $8.7 million for fiscal 2000. Net cash used in investing activities, consisting principally of loan funding and the purchase of securities, was $48.2 million in 2001 and $30.5 million in 2000. Net cash provided by financing activities, consisting primarily of deposit growth and proceeds from short-term borrowings, was $39.9 million for fiscal 2001 and $32.0 million for fiscal 2000.

The following table summarizes our significant contractual obligations and the other potential funding needs at December 2002 (amounts in thousands):

                              Time     Long Term   Operating
        Year              Deposits          Debt       Lease        Total
                      ----------------------------------------------------

        2003               $30,413        $2,083         $24      $32,520
        2004                 8,031        22,402          24      $30,457
        2005                 2,940         5,967          24       $8,931
        2006                 1,077         5,093          21       $6,191
        2007                              11,099           8      $11,107
   2008 and Beyond                           111                     $111
                      ----------------------------------------------------
                           $42,461       $46,755        $101      $89,317
                      ====================================================

                                                             -------------
Commitments to extend credit                                      $72,786
                                                             =============


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

One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance-sheet contracts. The following table sets forth, at December 31, 2002 and December 31, 2001, an analysis of First Banking Center's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ or - 200 basis points).


Change in
Interest Rates                      Estimated NPV                        Estimated Increase(Decrease) in NPV
---------------------------------------------------------------       ------------------------------------------
(Basis points)         December 31, 2002     December 31, 2001         December 31, 2002      December 31, 2001
---------------------------------------------------------------       ------------------------------------------
+200                              45,323                43,773                    (1,284)                  (965)
+100                              46,607                44,738                    (1,461)                  (814)
---                               48,068                45,552                         -                      -
-100                              49,092                46,640                     1,024                  1,088
-200                              51,212                47,655                     2,120                  1,015


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

Results of operations

Net Interest Income

Net interest income is the difference between interest income and fees on loans and interest expense, and is the largest contributing factor to net income for the Company. All discussions of interest income and rate are on a tax-equivalent basis, which accounts for income earned on securities that are not fully subject to federal taxes. Net interest income was $21.0 million, $19.2 million and $16.9 million for 2002, 2001 and 2000 respectively. Net interest margin/income as a percentage of average earning assets was 4.72%, 4.77%, and 4.56% in 2002 and 2001 and 2000 respectively. The decrease in net interest margin/income in 2002 was the result of declining interest rates which caused net interest income to grow slower than average earning assets.


                                                    2002                          2001                           2000
                                         ---------------------------   ---------------------------   ----------------------------
                                                  Interest  Average             Interest  Average              Interest  Average
                                          Average   Earned    Yield     Average   Earned    Yield     Average    Earned    Yield
                                          Balance  or Paid  or Cost     Balance  or Paid  or Cost     Balance   or Paid  or Cost
                                         ---------------------------   ---------------------------   ----------------------------
                                                                 (Dollars in thousands)
Interest earning assets:
  Interest-bearing deposits in banks   $     4,393      85    1.93%       2,606      121    4.65%         231        15    6.29%

  Available-for-sale securities:
      Taxable                               27,665   1,005    3.63%      20,589    1,146    5.57%      28,847     1,857    6.44%
      Nontaxable (a)                        35,885   2,470    6.88%      30,683    2,154    7.02%      27,370     2,001    7.31%
  Fed funds sold                             8,422     122    1.45%       5,875      232    3.95%       3,170       196    6.19%
  Loans (a)(b)(c)                          364,583  25,836    7.09%     340,328   29,192    8.58%     309,306    27,883    9.01%
  Other Interest                             4,602     266    5.78%       2,440      153    6.27%       2,042       146    7.15%
                                         ---------------------------   ---------------------------   ----------------------------
Total interest earnings assets         $   445,550  29,784    6.68%     402,521   32,998    8.20%     370,966    32,098    8.65%
                                         ===========================   ===========================   ============================
Interest bearing liabilities:
  Savings and NOW accounts             $   168,713   1,780    1.06%     152,947    4,281    2.80%     141,999     5,612    3.95%
  Time deposits                            130,170   4,808    3.69%     124,445    6,965    5.60%     120,215     6,997    5.82%
  Short-term borrowings                     23,048     417    1.81%      20,861      829    3.97%      18,460     1,011    5.48%
  Other borrowings                          39,454   1,737    4.40%      33,618    1,742    5.18%      27,955     1,580    5.65%
                                         ---------------------------   ---------------------------   ----------------------------
  Total int.bearing liabilities        $   361,385   8,742    2.42%     331,871   13,817    4.16%     308,629    15,200    4.92%
                                         ===========================   ===========================   ============================
Net interest marginincome(d)                        21,042    4.72%               19,181    4.77%                16,898    4.56%
                                                   =================             =================              =================

<F1>
(a) The interest and average yield for nontaxable loans and investments are presented on a federal taxable equivalent basis assuming a 35% tax rate.
<F2>
(b) Loans placed on nonaccrual status have been included in average balances used to determine average rates.
<F3>
 (c) Loan interest income includes net loan fees.
<F4>
(d) Net interest earnings divided by total interest-earning assets, with net interest earnings equaling the difference between total interest earned and total interest paid.

The increase in nontaxable interest income on Available-for-sale securities in the amount of $316 thousand during 2002 was due mainly to maintaining an increased average balance in nontaxable Available-for-sale securities.

The major component of interest income and fees on loans is the interest generated by loans. Although the average balances for outstanding for Loans increased during 2002, interest rates declined significantly enough that interest income and fees on Loans decreased $3.4 million.

The major components of interest expense are interest paid on Certificates of Deposit (Time deposits) and on Money Market Deposits. Interest expense on Savings and NOW Accounts and Time Deposits decreased $2.5 million and 2.2 million respectively due to a decrease in interest rates paid on those accounts.

Provision for loan losses

During 2002, $1.1 million was charged to current earnings and added to the allowance for loan losses. In 2001 and 2000, $500 and $360 thousand, respectively, was charged to earnings and added to the allowance for loan losses.

Non-interest income

Non-interest income increased $537 thousand or 15.4% during 2002. The increase came in primarily two areas. Service charges on deposit accounts increased $357 thousand as the number of accounts grew and charges for some services were increased. Commissions Income from investment services increased $76 thousand as sales of annuities were strong during 2002.

Non-interest income increased $354 thousand or 11.3% during 2001. The increase came in primarily in service charges on deposit accounts, which increased $260 thousand as the number of accounts grew and charges for some services were increased.

Non-interest expense

Non-interest expense increased $766 thousand or 5.4% during 2002. Salaries and benefits accounted for $782 thousand of the increase due to normal wage increases, increased commissions and bonuses tied to loan fee income and annuity sales and increased health insurance costs. Data processing costs increased $77 thousand due to the inflation clause in the main service provider's contract as well as increased volumes and additional services used. Equipment expense increased $161 thousand due primarily to increases on maintenance contracts on equipment and software. Other operating expenses decreased $293 thousand due to expense controls put in place by the Company.

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

Income Taxes

Income tax expense for the year ended December 31, 2002 was $2.1 million compared to $1.8 million for 2001. The effective tax rate increased to 25.8% for the year ended December 31, 2002 compared to 25.3% in 2001.

Income tax expense for the year ended December 31, 2001 was $1.8 million compared to $1.9 million for 2000. The effective tax rate decreased to 25.3% for the year ended December 31, 2001 from 28.2% in 2000 due to the effect of other non-taxable and non-deductible items such as bank owned life insurance.


Critical Accounting Policies

Income Taxes

See Note 1 of the notes to our audited consolidated financial statements for our income tax accounting policy. Income tax expense recorded in the consolidated income statement involves interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy. We undergo examinations by various regulatory taxing authorities. Such agencies may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See Note 11 of the notes to our audited consolidated financial statements for more income tax information.

Allowance for Loan Losses

Management believes the allowance for loan losses accounting policy is critical to the portrayal and understanding of our financial condition and results of operations. As such, selection and application of this "critical accounting policy" involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results or operations is a reasonable likelihood.

Quarterly Results of Operations (Unaudited)

         Quarterly results of operations are as follow:


                                                                             Quarter Ended
                                                       MAR 2002       JUN 2002       SEP 2002       DEC 2002
                                                    -----------------------------------------------------------
                                                                           (Amounts in thousands)
Total interest income                            $        7,091          7,125          7,114          7,543
Total interest expense                                    2,246          2,128          2,188          2,180
                                                    -----------------------------------------------------------
Net interest income                                       4,845          4,997          4,926          5,363

Provision for loan losses                                    90             90             91            791
Other income                                                970            968          1,057          1,022
Other expense                                             3,564          3,526          3,716          4,252
                                                    -----------------------------------------------------------
Income before income taxes                                2,161          2,349          2,176          1,342
Applicable income taxes                                     570            638            619            242
                                                    -----------------------------------------------------------

               Net Income                        $        1,591          1,711          1,557          1,100
                                                    ===========================================================
Net income per share:
               Basic                             $         1.08           1.16           1.06           0.74
                                                    ===========================================================
               Diluted                           $         1.06           1.14           1.03           0.75
                                                    ===========================================================



                                                                             Quarter Ended
                                                       MAR 2001       JUN 2001       SEP 2001       DEC 2001
                                                    -----------------------------------------------------------
                                                                           (Amounts in thousands)

Total interest income                            $        8,207          8,235          8,095          7,626
Total interest expense                                    3,957          3,668          3,442          2,750
                                                    -----------------------------------------------------------
Net interest income                                       4,250          4,567          4,653          4,876

Provision for loan losses                                    90             90             90            230
Other income                                                756            824            919            981
Other expense                                             3,306          3,380          3,512          4,094
                                                    -----------------------------------------------------------
Income before income taxes                                1,610          1,921          1,970          1,533
Applicable income taxes                                     405            501            507            364
                                                    -----------------------------------------------------------

               Net Income                        $        1,205          1,420          1,463          1,169
                                                    ===========================================================
Net income per share:
               Basic                             $         0.82           0.96           1.00           0.79
                                                    ===========================================================
               Diluted                           $         0.81           0.96           0.99           0.76
                                                    ===========================================================

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA



                           FIRST BANKING CENTER, INC.
                                 AND SUBSIDIARY
                              Burlington, Wisconsin
                        Consolidated Financial Statements
                     Including Independent Auditors' Report
                           December 31, 2002 and 2001
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS


Independent Auditors' Report                                                27


Consolidated Balance Sheets
   December 31, 2002 and 2001                                               28

Consolidated Statement of Income
    Years Ended December 31, 2002, 2001 and 2000                            29


Consolidated Statements of Change in Stockholders' Equity
    Years Ended December 31, 2002, 2001 and 2000                            30


Consolidated Statements of Cash Flows
    Years Ended December 31, 2002, 2001 and 2000                         31-32


Notes to Consolidated Financial Statements                               33-56

                          INDEPENDENT AUDITOR'S REPORT



To the Stockholders and Board of Directors
First Banking Center, Inc. and Subsidiary
Burlington, Wisconsin


We have audited the accompanying consolidated balance sheets of First Banking Center, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2002, 2001, and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Banking Center, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001, and 2000 in conformity with accounting principles generally accepted in the United States of America.

                                        McGladrey & Pullen, LLP


Madison, Wisconsin
February 7, 2003

FIRST BANKING CENTER, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001


ASSETS                                                                                     2002              2001
--------------------------------------------------------------------------------------------------------------------
                                                                                      (Amounts in thousands, except
                                                                                        share and per share data)
Cash and due from banks                                                                  $ 22,203          $ 20,735
Federal funds sold                                                                         11,058            12,010
Interest-bearing deposits in banks                                                            441               267
Available-for-sale securities                                                              87,630            59,343
Loans, less allowance for loan losses of $4,988
  and $4,367 at 2002 and 2001, respectively                                               367,156           361,705
Office buildings and equipment, net                                                        10,576            10,521
FHLB stock                                                                                 10,488             2,364
Other assets                                                                                8,605             8,835
                                                                                ------------------------------------

      Total assets                                                                      $ 518,157         $ 475,780
                                                                                ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
    Demand                                                                               $ 72,957          $ 66,612
    Savings and NOW accounts                                                              174,431           164,904
    Time                                                                                  146,413           120,898
                                                                                ------------------------------------
      Total deposits                                                                      393,801           352,414
  Short-term borrowings                                                                    25,077            29,199
  Other borrowings                                                                         46,755            47,847
  Other liabilities                                                                         3,804             4,081
                                                                                ------------------------------------

      Total liabilities                                                                   469,437           433,541
                                                                                ------------------------------------

Stockholders' Equity:
  Common stock, $1.00 par value, 3,000,000 shares authorized; 1,494,029 and
    1,489,380 shares issued as of December 31, 2002 and 2001; 1,494,029 and
    1,473,197 shares outstanding as of
    December 31, 2002 and 2001;                                                             1,494             1,489
  Surplus                                                                                   4,375             4,184
  Retained earnings                                                                        41,287            36,649
  Accumulated other comprehensive income                                                    1,564               542
  Common stock in treasury, at cost - none and 16,183 shares
    as of December 31, 2002 and 2001, respectively                                              -              (625)
                                                                                ------------------------------------

      Total stockholders' equity                                                           48,720            42,239
                                                                                ------------------------------------

      Total liabilities and stockholders' equity                                        $ 518,157         $ 475,780
                                                                                ====================================


See Notes to Consolidated Financial Statements.

FIRST BANKING CENTER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2002, 2001, and 2000


                                                                              2002           2001           2000
-------------------------------------------------------------------------------------------------------------------
                                                                                (Amounts in thousands, except
                                                                                  share and per share data)
Interest income:
  Interest and fees on loans                                                $ 25,765       $ 29,090       $ 27,751
  Interest and dividends on securities:
    Taxable                                                                    1,005          1,146          2,003
    Nontaxable                                                                 1,630          1,421          1,321
  Interest on federal funds sold                                                 122            232            196
  Interest on interest-bearing deposits in banks                                  85            121             15
  Other interest                                                                 266            153              -
                                                                      ---------------------------------------------
      Total interest income                                                   28,873         32,163         31,286
                                                                      ---------------------------------------------

Interest expense:
  Interest on deposits                                                         6,588         11,246         12,609
  Interest on short-term borrowings                                              417            825          1,005
  Interest on other borrowings                                                 1,737          1,746          1,586
                                                                      ---------------------------------------------
      Total interest expense                                                   8,742         13,817         15,200
                                                                      ---------------------------------------------

      Net interest income                                                     20,131         18,346         16,086

  Provision for loan losses                                                    1,062            500            360
                                                                      ---------------------------------------------
      Net interest income after provision for loan losses                     19,069         17,846         15,726
                                                                      ---------------------------------------------

Noninterest income:
  Trust fees                                                                     485            513            499
  Service charges on deposit accounts                                          1,934          1,577          1,317
  Commissions                                                                    387            311            289
  Automated banking fees                                                         597            541            504
  Securities gains (losses), net                                                  13             (1)            12
  Other                                                                          601            539            505
                                                                      ---------------------------------------------
      Total noninterest income                                                 4,017          3,480          3,126
                                                                      ---------------------------------------------

Noninterest expenses:
  Salaries and employee benefits                                               8,814          8,032          6,746
  Occupancy                                                                      979            940            829
  Equipment                                                                    1,543          1,382          1,362
  Data processing services                                                       901            824            645
  Other                                                                        2,821          3,114          2,605
                                                                      ---------------------------------------------
      Total noninterest expenses                                              15,058         14,292         12,187
                                                                      ---------------------------------------------

      Income before income taxes                                               8,028          7,034          6,665

  Income taxes                                                                 2,069          1,777          1,879
                                                                      ---------------------------------------------

      Net income                                                             $ 5,959        $ 5,257        $ 4,786
                                                                      =============================================

Basic earnings per share                                                      $ 4.04         $ 3.57         $ 3.24
                                                                      =============================================

Diluted earnings per share                                                    $ 3.98         $ 3.52         $ 3.21
                                                                      =============================================

Weighted average common shares outstanding                                     1,474          1,473          1,477
                                                                      =============================================

Weighted average common and equivalent common
  shares outstanding                                                           1,498          1,492          1,492
                                                                      =============================================

See Notes to Consolidated Financial Statements.

FIRST BANKING CENTER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY Years Ended December
31, 2002, 2001, and 2000

                                                                                Accumulated
                                                                                      Other
                                              Common               Retained   Comprehensive    Treasury
                                               Stock    Surplus    Earnings   Income (Loss)       Stock      Total
-------------------------------------------------------------------------------------------------------------------
                                                  (Amounts in thousands, except for share and per share data)
Balance, December 31, 1999                   $ 1,489     $4,236    $ 28,717         $ (683)     $ (342)    $33,417
                                                                                                       ------------
  Comprehensive income:
    Net income                                     -          -       4,786              -           -       4,786
    Change in net unrealized gains
      on available-for-sale securities             -          -           -          1,335           -       1,335
    Reclassification adjustment for gains
      included in net income                       -          -           -             12           -          12
    Income tax effect                              -          -           -           (456)          -        (456)
                                                                                                       ------------
        Comprehensive income                                                                                  5,677
                                                                                                       ------------
    Purchase of 10,980 shares of
      treasury stock                               -          -           -              -        (404)       (404)
    Cash dividends paid - $0.64 per share          -          -        (946)             -           -        (946)
    Tax benefit of nonqualified stock
      options exercised                            -         10           -              -           -          10
    Sale of 8,444 shares of treasury stock
      for the exercise of stock options            -        (68)        (32)             -         294         194
                                          -------------------------------------------------------------------------

Balance, December 31, 2000                     1,489      4,178      32,525            208        (452)     37,948
                                                                                                       ------------
  Comprehensive income:
    Net income                                     -          -       5,257              -           -       5,257
    Change in net unrealized gains
      on available-for-sale securities             -          -           -            506           -         506
    Reclassification adjustment for losses
      included in net income                       -          -           -             (1)          -          (1)
    Income tax effect                              -          -           -           (171)          -        (171)
                                                                                                       ------------
        Comprehensive income                                                                                  5,591
                                                                                                       ------------
    Purchase of 15,660 shares of
      treasury stock                               -          -           -              -        (606)       (606)
    Cash dividends paid - $0.69 per share          -          -      (1,016)             -           -      (1,016)
    Tax benefit of nonqualified stock
      options exercised                            -          6           -              -           -           6
    Sale of 11,835 shares of treasury stock
      for the exercise of stock options            -          -        (117)             -         433         316
                                          -------------------------------------------------------------------------

Balance, December 31, 2001                     1,489      4,184      36,649            542        (625)     42,239
                                                                                                       ------------
  Comprehensive income:
    Net income                                     -          -       5,959              -           -       5,959
    Change in net unrealized gains
      on available-for-sale securities             -          -           -          1,536           -       1,536
    Reclassification adjustment for gains
      included in net income                       -          -           -             13           -          13
    Income tax effect                              -          -           -           (527)          -        (527)
                                                                                                       ------------
        Comprehensive income                                                                                  6,981
                                                                                                       ------------
    Sale of 4,649 shares of
common stock for exercise of
stock options                                      5        162           -              -           -         167
    Purchase of 5,700 shares of
      treasury stock                               -          -           -              -        (252)       (252)
    Cash dividends paid - $0.74 per share          -          -      (1,098)             -           -      (1,098)
    Tax benefit of nonqualified stock
      options exercised                            -         29           -              -           -          29
    Sale of 21,883 shares of treasury stock
      for the exercise of stock options            -          -        (223)             -         877         654
                                          -------------------------------------------------------------------------

Balance, December 31, 2002                   $ 1,494     $4,375    $ 41,287        $ 1,564         $ -     $48,720
                                          =========================================================================

See Notes to Consolidated Financial Statements.

FIRST BANKING CENTER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2001, and 2000


                                                                          2002          2001          2000
-------------------------------------------------------------------------------------------------------------
                                                                           (Amounts in thousands)
Cash Flows From Operating Activities:
  Net income                                                             $ 5,959       $ 5,257       $ 4,786
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation                                                           869           798           851
      Provision for loan losses                                            1,062           500           360
      Gain on sale of loans                                                   (1)            -            (9)
      Deferred income taxes                                                  (24)           (9)          353
      Amortization of premiums and accretion of
        discounts on securities, net                                         115            59            46
      Amortization                                                           101           102           104
      Investment securities (gains) losses                                   (13)            1           (12)
      Tax benefit of nonqualified stock options exercised                     29             6            10
      Increase in other assets                                              (374)       (2,000)         (708)
      Increase (decrease) in other liabilities                              (277)         (193)        1,098
                                                                 --------------------------------------------
        Net cash provided by operations before loan
          origination and sales                                            7,446         4,521         6,879
      Loans originated for sale                                          (82,908)      (94,362)      (30,125)
      Proceeds from sales of loans                                        82,541        89,607        31,960
                                                                 --------------------------------------------

        Net cash provided by (used in) operating activities                7,079          (234)        8,714
                                                                 --------------------------------------------

Cash Flows From Investing Activities:
  Net (increase) decrease in interest-bearing deposits in banks             (174)          429          (656)
  Net (increase) decrease in federal funds sold                              952       (12,010)        4,242
  Proceeds from sales of available-for-sale securities                     7,615        21,241        10,458
  Proceeds from maturities and calls of
available-for-sale securities                                             62,038       140,606        10,925
  Purchase of available-for-sale securities                              (96,493)     (155,555)      (30,319)
  Net increase in loans                                                   (6,145)      (40,809)      (23,684)
  Purchase of office buildings and equipment, net                           (924)       (1,494)       (1,247)
  Purchase of FHLB stock                                                  (8,124          (597)         (253)
                                                                 --------------------------------------------

        Net cash used in investing activities                          $ (41,255)    $ (48,189)    $ (30,534)
                                                                 --------------------------------------------

(Continued)

FIRST BANKING CENTER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2002, 2001, and 2000


                                                                         2002          2001           2000
--------------------------------------------------------------------------------------------------------------
                                                                           (Amounts in thousands)
Cash Flows From Financing Activities:
  Net increase in deposits                                              $ 41,387      $ 17,474       $ 28,796
  Dividends paid                                                          (1,098)       (1,016)          (946)
  Proceeds from other borrowings                                          10,130        38,350         10,000
  Payments on other borrowings                                           (11,222)      (26,447)        (1,824)
  Net increase (decrease) in short-term borrowings                        (4,122)       11,800         (3,832)
  Sale of common stock                                                       167             -              -
  Purchase of treasury stock                                                (252)         (606)          (404)
  Sale of treasury stock for the exercise of stock options                   654           316            194
                                                                  --------------------------------------------

        Net cash provided by financing activities                         35,644        39,871         31,984
                                                                  --------------------------------------------

        Net increase (decrease) in cash and due from banks                 1,468        (8,552)        10,164

Cash and due from banks:
  Beginning                                                               20,735        29,287         19,123
                                                                  --------------------------------------------

  Ending                                                                $ 22,203      $ 20,735       $ 29,287
                                                                  ============================================

Supplemental Disclosures of Cash Flow Information, cash paid during the year for:
Interest                                                                 $ 8,823      $ 14,375       $ 14,944
Income taxes                                                               2,221         2,211          1,366

Supplemental Schedules of Noncash Investing Activities,
  Change in accumulated other comprehensive income,
    unrealized gains on available-for-sale securities, net               $ 1,022         $ 334          $ 891

See Notes to Consolidated Financial Statements.


FIRST BANKING CENTER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.   Nature of Business and Significant Accounting Policies

Nature of Banking Activities: The consolidated income of First Banking Center, Inc. (the Company) is principally from the income of its wholly owned subsidiary, First Banking Center (the Bank). The Bank grants agribusiness, commercial, residential, and consumer loans, accepts deposits and provides trust services to customers primarily in southeastern and southcentral Wisconsin. The Bank is subject to competition from other financial institutions and nonfinancial institutions providing financial products. Additionally the Company and the Bank are subject to the regulations of certain regulatory agencies and undergo periodic examination by those regulatory agencies.

Consolidation: The consolidated financial statements of the Company include the accounts of the Bank. The Bank includes the accounts of its wholly owned
subsidiaries,   FBC-Burlington,  Inc.  and  FBC  Financial  Services  Corp.  The
consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Available-for-Sale Securities: Securities classified as available-for-sale are those debt securities that the Bank intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital consideration, and other similar factors. Securities classified as available-for-sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in accumulated other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Loans: Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Interest income is accrued on the unpaid principal balance. The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payment of interest or principal when they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Accrual of interest is generally resumed when the customer is current on all principal and interest payments and has been paying on a timely basis for a period of time.

Mortgage Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. All sales are made without recourse. The balance of mortgage loans held for sale is included in the loan balance on the financial statements.

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

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales, only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Office Buildings and Equipment: Office buildings and equipment are stated at cost, less accumulated depreciation. Provisions for depreciation are computed on straight-line and accelerated methods over the estimated useful lives of the assets. Management periodically reviews the carrying value of its long lived assets to determine if an impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful life. In making such determination, management evaluates the performance, on an undiscounted basis, of the underlying operations or assets which give rise to such amount.

Other Real Estate Owned: Other real estate owned, acquired through partial or total satisfaction of loans, is carried at the lower of cost or fair value less cost to sell. At the date of acquisition, losses are charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.

Stock-based Compensation Plan: At December 31, 2002, the Company had one stock-based key officer and employee compensation plan, which is described more fully in Note 10. The Company accounts for this plan under the recognitions and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                     Year Ended December 31,
                                                      -----------------------------------------------------
                                                                2002              2001              2000
                                                      -----------------------------------------------------
                                                       (Amounts in thousands, except for per share data)
Net income, as reported                                        $ 5,959           $ 5,257           $ 4,786
Deduct total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects                                (169)             (193)             (135)
                                                      -----------------------------------------------------

Pro forma net income                                           $ 5,790           $ 5,064           $ 4,651
                                                      =====================================================
Earnings per share:
Basic:
As reported                                                     $ 4.04            $ 3.57            $ 3.24
Pro forma                                                         3.93              3.44              3.15
Diluted:
As reported                                                     $ 3.98            $ 3.52            $ 3.21
Pro forma                                                         3.86              3.39              3.12

In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions used for grants in 2002, 2001, and 2000, respectively: dividend yield of 1.7 percent, 1.6 percent, and 1.8 percent; expected price volatility of 5.2 percent, 5.2 percent, and 5.2 percent, blended risk-free interest rates of 3.9 percent, 4.7 percent, and 5.8 percent; and expected lives of 10 years, respectively.

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

Earnings Per Share: Earnings per share are computed based upon the weighted-average number of common shares outstanding during each year. In the computation of diluted earnings per share, all dilutive stock options are assumed to be exercised at the beginning of each year and the proceeds are used to purchase shares of the Company's common stock at the average market price during the year.

Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Current Accounting Developments: In October 2002, Statement on Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, was issued. FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, Statement No. 147 removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of Statement No. 147. In addition, Statement No. 147 amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No. 144 requires for other long-lived assets that are held and used. Paragraph 5 of Statement No. 147, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted.

The FASB has issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statement Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34. Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about it obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 15, 2002. Implementation of these provisions of Interpretation No. 45 is not expected to have a material impact on the Company's consolidated financial statements. The disclosure requirements of Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been adopted in the consolidated financial statements for December 31, 2002.


Note 2.   Cash and Due From Banks

The Bank is required to maintain vault cash and reserve balances with Federal Reserve Bank based upon a percentage of deposits. These requirements
approximated   $5,320,000   and  $4,694,000  at  December  31,  2002  and  2001,
respectively.

Note 3.   Available-for-Sale Securities

Amortized costs and fair values of available-for-sale  securities are summarized as follows:
                                                                         December 31, 2002
                                                 ----------------------------------------------------------------
                                                                         Gross           Gross
                                                     Amortized      Unrealized      Unrealized            Fair
                                                          Cost           Gains         (Losses)           Value
                                                 ----------------------------------------------------------------
                                                                        (Amounts in thousands)
U.S. Treasury securities                                 $ 356            $ 34             $ -           $ 390
Obligations of other U.S. government
  agencies and corporations                             23,142             456               -          23,598
Obligations of states and
  political subdivisions                                37,544           1,815             (17)         39,342
Commercial Paper                                         1,000               -               -           1,000
                                                 ----------------------------------------------------------------
                                                        62,042           2,305             (17)         64,330
Mortgage-backed securities                              23,218             107             (25)         23,300
                                                 ----------------------------------------------------------------

                                                      $ 85,260         $ 2,412           $ (42)       $ 87,630
                                                 ================================================================

                                                                          December 31, 2001
                                                 ----------------------------------------------------------------
                                                                         Gross           Gross
                                                     Amortized      Unrealized      Unrealized            Fair
                                                          Cost           Gains         (Losses)          Value
                                                 ----------------------------------------------------------------
                                                                        (Amounts in thousands)
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
                                                 ================================================================

Note 3.           Available-for-Sale Securities (Continued)

The amortized cost and fair value of available-for-sale securities by contractual maturity at December 31, 2002 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

                                                                    Amortized              Fair
                                                                         Cost             Value
                                                               ------------------------------------
                                                                        (Amounts in thousands)
Due in one year or less                                              $ 13,646          $ 13,737
Due after one year through 5 years                                     28,986            30,248
Due after 5 years through 10 years                                     11,529            12,067
Due after 10 years                                                      7,881             8,278
                                                               ------------------------------------
                                                                       62,042            64,330
Mortgage-backed securities                                             23,218            23,300
                                                               ------------------------------------

                                                                     $ 85,260          $ 87,630
                                                               ====================================

Securities with a carrying value of $27,165,000 and $28,220,000 as of December 31, 2002 and 2001, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.


Note 4.   Loans

Major classifications of loans as of December 31 were as follows:

                                                                      2002              2001
                                                              ------------------------------------
                                                                  (Amounts in thousands)
Commercial                                                           $ 26,163          $ 27,487
Agricultural production                                                22,175            23,013
Real estate:
  Construction                                                         42,370            43,603
  Commercial                                                           91,769            90,685
  Agricultural                                                         18,691            12,604
  Residential                                                         163,888           160,713
Municipal loans                                                         3,309             3,293
Consumer and other                                                      3,779             4,674
                                                              ------------------------------------
                                                                      372,144           366,072
  Less allowance for loan losses                                        4,988             4,367
                                                            ------------------------------------

      Net loans                                                     $ 367,156         $ 361,705
                                                            ====================================

Changes in the allowance for loan losses for the years ended December 31, are presented as follows:

                                                                2002              2001              2000
                                                        -----------------------------------------------------
                                                                         (Amounts in thousands)
Balance at beginning of year                                   $ 4,367           $ 3,927           $ 3,581
  Charge-offs                                                     (457)             (135)             (169)
  Recoveries                                                        16                75               155
  Provision charged to expense                                   1,062               500               360
                                                        -----------------------------------------------------

Balance at end of year                                         $ 4,988           $ 4,367           $ 3,927
                                                        =====================================================

The following is a summary of information pertaining to impaired loans as of December 31:

                                                                        2002          2001
                                                                 -------------------------------
                                                                     (Amounts in thousands)
 Impaired loans for which an allowance has been                         $ 2,016       $    93
  provided
Impaired loans for which no allowance has been
  provided                                                                   -         1,448
                                                                 -------------------------------

Total loans determined to be impaired                                  $ 2,016       $ 1,541
                                                                 ===============================

Allowance provided for impaired loans, included
  in the allowance for loan losses                                      $  209       $     5
                                                                 ===============================

                                                                        2002            2001            2000
                                                                  -----------------------------------------------
                                                                               (Amounts in thousands)
Average investment in impaired loans                                   $ 1,856         $ 1,580         $ 1,136
                                                                  ===============================================

Interest income recognized and collected on a
  cash basis on impaired loans                                         $    23         $    14         $    12
                                                                  ===============================================

It is management's policy to place loans (commercial, residential, and or installment) on nonaccrual when principal and interest is past due 90 days or more. Such loans may continue on accrual only when they are both well secured and in the process of collection. Nonaccruing loans totaled $2,016,000 and $1,541,000 as of December 31, 2002 and 2001, respectively. Interest income in the amount of $23,000, $26,000, and $12,000 would have been earned on the nonaccrual loans had they been performing in accordance with their original terms during the years ended December 31, 2002, 2001, and 2000, respectively. The interest collected on nonaccrual loans and included in income for years ended December 31, 2002, 2001, and 2000 was not significant. Loans past due 90 days or more and still accruing interest were not material at December 31, 2002 and 2001.

Certain directors and executive officers of the Company, and their related interests, had loans outstanding in the aggregate amounts of $3,073,000 and $6,611,000 at December 31, 2002 and 2001, respectively. New loans of $3,276,000 and $3,555,000 were made during 2002 and 2001, respectively. Repayments on these loans were $6,814,000 and $1,030,000 during 2002 and 2001, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risks of collectibility or present other unfavorable features.


Note 5.   Office Buildings and Equipment

Office buildings and equipment are stated at cost, less accumulated depreciation as of December 31, are summarized as follows:

                                                                       2002              2001
                                                               ------------------------------------
                                                                      (Amounts in thousands)
Land                                                                  $ 1,762           $ 1,632
Buildings and improvements                                              9,950             9,729
Furniture and equipment                                                 7,556             7,006
                                                               ------------------------------------
                                                                       19,268            18,367
  Less accumulated depreciation                                         8,692             7,846
                                                               ------------------------------------

    Total office buildings and equipment                             $ 10,576          $ 10,521
                                                               ====================================

Note 6.   Intangible Assets

The amount paid in excess of cost in the underlying carrying amount of net assets of the Genoa City and Pell Lake branches of the Bank at the date of the branch acquisition amounted to $1,509,000 and is included in other assets. The amount is being amortized over a period of ten to fifteen years. Amortization expense amounted to $102,000 for each of the years ended December 31, 2002, 2001, and 2000.

Note 7.   Deposits

The aggregate amount of time deposits, each with a minimum denomination of $100,000, was approximately $56,201,000 and $33,701,000 at December 31, 2002 and
2001, respectively.

At December 31, 2002, the scheduled  maturities of time deposits were as follows
(amounts in thousands):

      Years Ending December 31,
---------------------------------------
                 2003                         $ 30,413
                 2004                            8,031
                 2005                            2,940
                 2006                            1,077
                                          ----------------

                                              $ 42,461
                                          ================

Note 8.   Short-Term Borrowings

Short-term borrowings consisted of the following at December 31:

                                                                      2002              2001
                                                               ------------------------------------
                                                                      (Amounts in thousands)
Securities sold under agreements to repurchase                       $ 24,977          $ 26,099
Federal funds purchased                                                     -             3,000
Treasury, Tax & Loan note                                                 100               100
                                                               ------------------------------------

                                                                     $ 25,077          $ 29,199
                                                               ====================================

Securities sold under agreements to repurchase generally mature within one year.

Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                                      2002              2001
                                                               ------------------------------------
                                                                  (Amounts in thousands)
Average daily balance during the year                                $ 22,726          $ 20,395
Average daily interest rate during the year                             1.81%             3.96%
Maximum month-end balance during the year                            $ 24,977          $ 33,001
Weighted average rate as of December 31                                 1.13%             2.00%
Securities underlying the agreements at year-end:
  Carrying value                                                     $ 27,165          $ 28,220
  Estimated fair value                                                 27,165            28,220


Federal funds purchased and treasury tax and loan note generally are repaid within 120 days from the transaction date.


Note 9.   Other Borrowings

Other borrowings consisted of the following at December 31:

                                                                      2002              2001
                                                               ------------------------------------
                                                                     (Amounts in thousands)
Federal Home Loan Bank (FHLB) advances                               $ 46,256          $ 47,276
Note payable                                                              499               571
                                                               ------------------------------------

                                                                     $ 46,755          $ 47,847
                                                               ====================================

The Bank has a master contract agreement with the FHLB which provides for borrowing up to the maximum of 60 percent of the book value of the Bank's first lien 1-4 family real estate loans, or $102,755,000 at December 31, 2002. The indebtedness is evidenced by a master contract dated September 14, 1992. The FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as Federal funds and Treasury Bill rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities. Certain FHLB borrowings are subject to a call feature. Maturity and interest rate information on advances from the FHLB as of December 31 is shown on the following page.


                                                                      2002              2001
                                                               ------------------------------------
                                                                      (Amounts in thousands)
Due during fiscal year ended December 31, 2002
  with interest rates ranging from 5.78% to 5.86%                    $      -          $ 18,350
Due during fiscal year ending December 31, 2003
  with interest rates ranging from 5.78% to 5.86%                       2,006             2,006
Due during fiscal year ending December 31, 2004
  with interest rates ranging from 1.38% to 6.88%                      19,320            18,820
Due during fiscal year ending December 31, 2005
  with interest rates ranging from 2.75% to 6.08%                       5,880                50
Due during fiscal year ending December 31, 2006
  with interest rates ranging from 1.84% to 1.88%                       5,000             5,000
Due during fiscal year ending December 31, 2007
  with interest rates ranging from 3.38% to 5.21%                      11,000                 -
Thereafter with rates ranging from 3.8% to 6.14%                        3,050             3,050
                                                            ------------------------------------

                                                                     $ 46,256          $ 47,276
                                                            ====================================

The advances are secured by real estate mortgages with a carrying value of $77,093,000 and $78,793,000 as of December 31, 2002 and 2001, respectively.

The Bank has a note payable with a third-party bank used to acquire a permanent facility for a branch that formerly occupied rented space. The note payable bears an interest rate of 6.5 percent with monthly principal and interest payments through July 2008 of $8,910.

Future principal payments required to be made on the note payment are as follows
(amounts in thousands):

      Years Ending December 31,
---------------------------------------
                 2003                             $ 77
                 2004                               82
                 2005                               87
                 2006                               93
                 2007                               99
              Thereafter                            61
                                       ----------------

                                                 $ 499
                                       ================

Note 10.   Stock Based Compensation

The Company has an Incentive Stock Option Plan which provides for the granting of options for up to 300,000 shares of common stock to key officers and employees of the Company. The exercise price of each option equals the market price of the Company's stock on the date of grant. Options may be exercised
33.33 percent per year beginning one year after the date of the grant and must be exercised within a four-year period. During 1999, the Incentive Stock Option Plan was amended to extend the time period for exercising grants to ten years.

Activity of the Incentive Stock Option Plan is summarized in the following table:

                                   Weighted-
                                     Average                                              Weighted-
                                  Fair Value                                                Average
                                   of Option      Options                     Options      Exercise
                                     Granted    Available    Exercisable  Outstanding         Price
                                 --------------------------------------------------------------------
Balance - December 31, 1999                       157,858         30,632      128,776       $ 31.53
  Granted                             $ 9.31      (45,275)                     45,275         36.14
  Exercise of stock options                             -                      (8,444)        22.93
  Canceled                                          6,781                      (6,781)        31.88
                                             -------------               -------------

Balance - December 31, 2000                       119,364         35,380      158,826       $ 33.28
  Granted                             $ 8.43      (38,775)                     38,775         40.73
  Exercise of stock options                             -                     (11,835)        26.70
  Canceled                                          6,625                      (6,625)        30.94
                                             -------------               -------------

Balance - December 31, 2001                        87,214         85,416      179,141       $ 35.41
  Granted                             $ 7.16      (34,350)                     34,350         44.50
  Exercise of stock options                             -                     (26,532)        30.94
  Canceled                                          1,575                      (1,575)        32.18
                                             -------------               -------------

Balance - December 31, 2002                        54,439        106,785      185,384
                                             =============               =============

The following table summarizes information about stock options outstanding at December 31, 2002:

                           Options Outstanding                                        Options Exercisable
---------------------------------------------------------------------------   -------------------------------------
  Range of                       Weighted-Average     Weighted-Average                          Weighted-Average
  Exercise             Number           Remaining             Exercise               Number             Exercise
     Price        Outstanding    Contractual Life                Price          Exercisable                Price
---------------------------------------------------------------------------   -------------------------------------
   $26.70-31.15           300               0.3                $ 30.00                  300              $ 30.00
    31.15-35.60        72,059               6.4                  33.96               71,992                33.95
    35.60-40.05        49,651               8.0                  36.49               29,002                36.30
    40.05-44.50        63,374               8.1                  43.13                5,491                41.50
                  ------------                                                --------------

                      185,384                                                       106,785
                  ============                                                ==============


Note 11.   Income Taxes

The provision for income taxes included in the accompanying consolidated financial statements for the years ended December 31, consisted of the following:

                                                                2002              2001              2000
                                                         -----------------------------------------------------
                                                                        (Amounts in thousands)
Current                                                        $ 2,093           $ 1,786           $ 1,526
Deferred                                                           (24)               (9)              353
                                                         -----------------------------------------------------

                                                               $ 2,069           $ 1,777           $ 1,879
                                                         =====================================================

The net deferred tax asset included with other assets in the accompanying consolidated balance sheets include the following amounts of deferred tax assets and liabilities:

                                                                       2002              2001
                                                               ------------------------------------
                                                                       (Amounts in thousands)
Deferred tax assets:
  Allowance for loan losses                                           $ 1,474           $ 1,273
  Deferred compensation                                                   431               449
  Other                                                                    40                35

Deferred tax liabilities:
  Office buildings and equipment                                         (433)             (311)
  Stock dividends                                                        (125)              (83)
  Unrealized gains on available for sale securities                      (806)             (279)
                                                               ------------------------------------

    Net deferred tax asset                                              $ 581           $ 1,084
                                                               ====================================

A reconciliation of expected income tax expense to the income tax expense included in the consolidated statements of income for the years ended December
31 was as follows:

                                              2002                    2001                      2000
                                  ------------------------ ------------------------ -------------------------
                                                   % of                     % of                      % of
                                                  Pretax                  Pretax                    Pretax
                                      Amount      Income      Amount      Income       Amount       Income
                                  ---------------------------------------------------------------------------
                                                             (Amounts in thousands)
Computed expected tax
  expense                             $2,810        35.0%    $ 2,462        35.0%      $2,333         35.0%
Effect of graduated tax rates            (80)       (1.0)        (70)       (1.0)         (67)        (1.0)
Tax-exempt interest, net                (578)       (7.2)       (509)       (7.2)        (487)        (7.3)
State income taxes, net
  of federal benefit                       -           -           -           -           34          0.5
Other, net                               (83)       (1.0)       (106)       (1.5)          66          1.0
                                  ----------------------------------------------------------------------------

                                      $2,069        25.8%    $ 1,777        25.3%      $1,879         28.2%
                                  ============================================================================


Note 12.   Profit-Sharing Plan

The Company has a 401(k) plan whereby substantially all eligible employees participate in the 401(k) plan. Employees may contribute up to 15 percent of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 50 percent of the first 4 percent of an employee's compensation contributed to the 401(k) plan. Matching contributions vest to the employee over a six-year period. For the years ended December 31, 2002, 2001, and 2000, contributions to the 401(k) plan amounted to $251,000, $253,000, and $163,000, respectively.


Note 13.   Salary Continuation Agreement

The Company has entered into salary continuation agreements with various executive officers. The agreements provide for the payment of specified amounts upon the employee's retirement or death which is being accrued over the anticipated remaining period of employment. Expenses recognized for future benefits under these agreements totaled $55,000, $56,000, and $57,000 during 2002, 2001, and 2000, respectively.

Although not part of the agreement, the Company purchased life insurance on the officers which could provide funding for the payment of benefits. Included in other assets is $1,739,000 and $1,663,000 of related cash surrender value of the life insurance as of December 31, 2002 and 2001, respectively.

Note 14.   Benefit Plans

The Bank has entered into pension and death benefit agreements with some of its directors. Only directors who joined the Bank board before 1990 are eligible to participate. Pursuant to the agreement, pension benefits accrue at the rate of $10,000 for each full year a director serves on the board for the first six years of service. Upon completing six full years of service, the director is entitled to ten annual payments of ten thousand dollars each. Payments will commence in January of the year in which the director attains the age of 65 years. Payments under the plan are funded through the purchase of life insurance. The Bank is the owner and beneficiary of such life insurance policies and is responsible for payment of the premium on such policies. Total expense for the Directors' pension and death benefit agreements was $34,000, $36,000, and $37,000, respectively, for 2002, 2001, and 2000.

The Bank has also established a deferred compensation plan for its directors. Upon attaining the age of 65 or normal retirement, the Bank will pay monthly benefits for a period of 15 years. The amount of such payment is based upon the amount of fees deferred and length of participation in the deferred compensation plan. Expense for these agreements was $31,000, $35,000, and $36,000, respectively, for 2002, 2001, and 2000.


Note 15.   Commitments and Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, financial guarantees, and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheets.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and issuing letters of credit as they do for on-balance-sheet instruments.

A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of December 31 is as follows:

                                                                      2002              2001
                                                               ------------------------------------
                                                                      (Amounts in thousands)
Financial instruments whose contract
  amounts represent credit risk:
    Commitments to extend credit                                     $ 68,889          $ 71,274
    Standby letters of credit                                           3,897             5,449

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. Credit card commitments are unsecured.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary on the previous page. If the commitment is funded the Bank would be entitled to seek recovery from the customer. At December 31, 2002 and 2001, no amounts have been recorded as liabilities for the Bank's potential obligations under these guarantees.


Note 16.   Concentration of Credit Risk

The Company and the Bank do not engage in the use of interest rate swaps, futures, or option contracts as of December 31, 2002.

Practically all of the Bank's loans, commitments, and standby letters of credit have been granted to customers in the Bank's market area. Although the Bank has a diversified loan portfolio, the ability of their debtors to honor their contracts is dependent on the economic conditions of the counties surrounding the Bank. The concentration of credit by type of loan is set forth in Note 4.

A significant portion of the Bank's cash is maintained at Bank One. The total amount of cash on deposit exceeded federal insured limits by $12,600,000 as of December 31, 2002. In the opinion of management, no material risk of loss exists due to the financial condition of Bank One.

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

Quantitative measures established by regulation to ensure capital adequacy requires the Company and the Bank to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the regulatory agencies categorized the Company as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since these notifications that management believes have changed the Bank's category.

Note  17.  Regulatory   Capital   Requirements  and  Restrictions  of  Dividends
           (Continued)

The Company's and the Bank's  actual  capital  amounts and ratios as of December
31, 2002 and 2001 are presented in the following table:

                                                                                                         To Be Well
                                                                        For Capital               Capitalized Under
                                                                           Adequacy               Prompt Corrective
                                                Actual                     Purposes               Action Provisions
                                     ---------------------------------------------------------------------------------
                                         Amount        Ratio         Amount        Ratio         Amount       Ratio
                                     ---------------------------------------------------------------------------------
                                                                   (Amounts in thousands)
As of December 31, 2002:
  Total capital
    (to risk-weighted assets):
      First Banking Center, Inc.       $ 50,953         13.6%       $ 30,103         8.0%        N/A
      First Banking Center               48,746         13.0          29,979         8.0       $ 37,474        10.0%
  Tier I capital
    (to risk-weighted assets):
      First Banking Center, Inc.         46,273         12.3         15,052          4.0         N/A
      First Banking Center               44,066         11.8         14,990          4.0         22,484         6.0
  Tier I capital
    (to average assets):
      First Banking Center, Inc.         46,273          9.3         19,891          4.0         N/A
      First Banking Center               44,066          8.9         14,990          4.0         18,737         5.0

As of December 31, 2001:
  Total capital
    (to risk-weighted assets):
      First Banking Center, Inc.       $ 45,080         12.5%       $ 28,973         8.0%        N/A
      First Banking Center               43,487         12.0          28,885         8.0       $ 36,106        10.0%
  Tier I capital
    (to risk-weighted assets):
      First Banking Center, Inc.         40,713         11.2         14,486          4.0         N/A
      First Banking Center               39,120         10.8         14,442          4.0         21,664         6.0
  Tier I capital
    (to average assets):
      First Banking Center, Inc.         40,713          9.1         17,871          4.0         N/A
      First Banking Center               39,120          8.8         17,839          4.0         22,299         5.0


A source of income and funds of the Company are dividends from the Bank. Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by Federal and State regulatory agencies. Under this formula, dividends of approximately $12,942,000 may be paid without prior regulatory approval.

Note 18.   Fair Value of Financial Information

FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether recognized or not recognized in the balance sheet, for which it is practicable to estimate that value. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than a forced liquidation. Fair value is best-determined base upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

     Cash surrender value of life insurance: Life insurance agreements reprice periodically with no significant change in credit risk. Fair values approximate carrying value for these agreements.

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

     Off-balance-sheet instruments: The estimated fair value of fee income on letters of credit at December 31, 2002 and 2001 was insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2002 and 2001.

The estimated fair values of the Company's financial instruments were as follows:

                                                    2002                            2001
                                              ----------------------------------------------------------------
                                                  Carrying       Estimated        Carrying       Estimated
                                                    Amount      Fair Value          Amount      Fair Value
                                              ----------------------------------------------------------------
                                                                  (Amounts in thousands)
Financial assets:
  Cash and due from banks                         $ 22,203        $ 22,203        $ 20,735        $ 20,735
  Federal funds sold                                11,058          11,058          12,010          12,010
  Interest-bearing deposits
    in banks                                           441             441             267             267
  Available-for-sale securities                     87,630          87,630          59,343          59,343
  Loans, net                                       367,156         366,362         361,705         365,681
  Cash surrender value of life insurance             2,666           2,666           2,413           2,413
  Accrued interest receivable                        3,344           3,344           3,285           3,285

Financial liabilities:
  Deposits                                         393,801         393,889         352,414         352,625
  Short-term borrowings                             25,007          25,007          29,199          29,199
  Other borrowings                                  46,755          47,403          47,847          49,146
  Accrued interest payable                             932             932           1,010           1,010


Note 19.   Parent Company Only Financial Information

                                         BALANCE SHEETS
                                      (Parent Company Only)

                                                                                         December 31,
                                                                          --------------------------------------
                                                                                    2002               2001
                                                                          --------------------------------------
                                                                                    (Amounts in thousands)
ASSETS
  Cash                                                                             $ 191              $ 130
  Interest-bearing deposits in banks                                               1,096                771
  Investment in subsidiary                                                        46,513             40,646
  Loans                                                                              945                555
  Other assets                                                                       577                550
                                                                          --------------------------------------

    Total assets                                                                $ 49,322           $ 42,652
                                                                          ======================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Other liabilities                                                                $ 602              $ 413
                                                                          --------------------------------------

Stockholders' Equity
  Common stock                                                                     1,494              1,489
  Surplus                                                                          4,375              4,178
  Retained earnings                                                               41,287             36,655
  Accumulated other comprehensive income                                           1,564                542
  Common stock in treasury, at cost                                                    -               (625)
                                                                          --------------------------------------

    Total stockholders' equity                                                    48,720             42,239
                                                                          --------------------------------------

    Total liabilities and stockholders' equity                                  $ 49,322           $ 42,652
                                                                          ======================================


                                STATEMENTS OF INCOME
                                (Parent Company Only)

                                                                                      December 31,
                                                               -------------------------------------------------------
                                                                       2002              2001               2000
                                                               -------------------------------------------------------
                                                                                (Amounts in thousands)
Income:
  Interest and dividends from subsidiary                              $ 1,094           $ 1,903            $ 1,307
  Management fees from subsidiary                                       5,013             4,786              3,926
  Other                                                                    35                32                 24
                                                               -------------------------------------------------------
    Total income                                                        6,142             6,721              5,257
                                                               -------------------------------------------------------
Expenses:
  Salaries and employee benefits                                        3,015             2,717              2,242
  Occupancy expenses                                                      321               312                278
  Equipment expense                                                       658               636                577
  Computer services                                                       189               224                163
  Other expenses                                                          834               897                666
                                                               -------------------------------------------------------
    Total expenses                                                      5,017             4,786              3,926
                                                               -------------------------------------------------------

    Income before income taxes and equity
      in undistributed net income of subsidiary                         1,125             1,935              1,331

Income taxes                                                               11                11                  8
                                                               -------------------------------------------------------

    Income before equity in undistributed
      net income of subsidiary                                          1,114             1,924              1,323

Equity in undistributed net income
  of subsidiary                                                         4,845             3,333              3,463
                                                               -------------------------------------------------------

    Net income                                                        $ 5,959           $ 5,257            $ 4,786
                                                               =======================================================



                            STATEMENTS OF CASH FLOWS
                              (Parent Company Only)

                                                                                         December 31,
                                                                     -------------------------------------------------
                                                                           2002             2001            2000
                                                                     -------------------------------------------------
                                                                                  (Amounts in thousands)
Cash Flows From Operating Activities:
  Net income                                                              $ 5,959          $ 5,257         $ 4,786
  Adjustments to reconcile net income to net
    cash flows provided by operating activities:
Tax benefit of non-qualified stock options exercised                           29                6              10
      (Increase) decrease in other assets                                     (29)            (147)            110
      Increase in other liabilities                                           191              193               9
      Equity in undistributed net income of subsidiary                     (4,845)          (3,333)         (3,463)
                                                                     -------------------------------------------------

        Net cash provided by operating activities                           1,305            1,976           1,452
                                                                     -------------------------------------------------

Cash Flows From Investing Activities:
  Net increase in interest-bearing
    deposits in banks                                                        (325)            (501)           (160)
  Net increase in loans                                                      (390)            (219)           (125)
                                                                     -------------------------------------------------

        Net used in investing activities                                     (715)            (720)           (285)
                                                                     -------------------------------------------------

Cash Flows From Financing Activities:
  Sale of common stock                                                        167                -               -
  Purchase of treasury stock                                                 (252)            (606)           (404)
  Sale of treasury stock for the exercise of stock options                    654              316             194
  Dividends paid                                                           (1,098)          (1,016)           (946)
                                                                     -------------------------------------------------

        Net cash used in financing activities                                (529)          (1,306)         (1,156)
                                                                     -------------------------------------------------

        Net increase (decrease) in cash                                        61              (50)             11

Cash:
  Beginning                                                                   130              180             169
                                                                     -------------------------------------------------

  Ending                                                                    $ 191            $ 130           $ 180
                                                                     =================================================

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The Company had no disagreement with the accountants regarding any information presented.

PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our directors and executive officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2003 Annual Meeting of Stockholders, a copy of which was filed with the Securities and Exchange Commission on March 14, 2003.

The information concerning compliance with the reporting requirements of Section 16(a) of the Securities and Exchange Commission Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2003 Annual Meeting of Stockholders, a copy of which was filed with the Securities and Exchange Commission on March 14, 2003.


ITEM 11: EXECUTIVE COMPENSATION

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on Tuesday, April 15, 2003, is incorporated herein by reference.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on Tuesday, April 15, 2003, is incorporated herein by reference.

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

(d) Transactions with promoters

                     None

ITEM 14:  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as currently in effect are in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls: In the year ended December 31, 2002, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


ITEM 15:  EXIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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



--------------------------------                   -----------------------------
Brantly Chappell,                                  James Schuster,
Chief Executive Officer, Director                  Chief Financial Officer



--------------------------------                   -----------------------------
Melvin Wendt, Director                             Daniel Jacobson, Director



--------------------------------                   -----------------------------
John Smith, Director                               John Ernster, Director



--------------------------------                   -----------------------------
David Boilini, Director                            Robert Fait, Director



--------------------------------                   -----------------------------
Charles Wellington, Director                       Keith Blumer, Director



--------------------------------
Thomas Laken, Jr., Director



*Each of the above signatures is affixed as of March 10, 2003.

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Brantly Chappel, Chief Executive Officer, certify that:

1) I have reviewed this annual report on Form 10-K of First Banking Center, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2002



/s/ Brantly Chappell

------------------------
Brantly Chappell
Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, James Schuster, Chief Financial Officer, certify that:

1) I have reviewed this annual report on Form 10-K of First Banking Center, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annualy report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2002




/s/ James Schuster

----------------------
James Schuster
Chief Financial Officer

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

CERTIFICATION


In connection with the Annual Report of First Banking Center, Inc. (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on March 27, 2002 (the "Report"), I, Brantly Chappell, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





/s/Brantly Chappell

-----------------------
Name:  Brantly Chappell
Title: Chief Executive Officer
Date:  March 24, 2002

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

CERTIFICATION

In connection with the Annual Report of First Banking Center, Inc. (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on March 27, 2002 (the "Report"), I, James Schuster, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





/s/James Schuster

------------------------
Name:  James Schuster
Title: Chief Financial Officer
Date:  March 24, 2002

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

(a) Annual Report to Shareholders (Incorporated within the 10K).

(b) All proxy material in connection with the 2003 Annual Shareholders Meeting.