Form 10-Q
period 2003-03-31
FIRST BANKING CENTER INC
filed 2003-05-15
CIK 356858

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCAHNGE ACT 1934

For the quarterly period ended March 31, 2003

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

Yes     [ X ]     No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2003, Common stock, $1.00 par value, 1,495,062 shares outstanding.


Indicate by check mark whether the registrant is an accelerated filer (as define in Rule 12b-2 of the act). Yes [ ] No [X]

The aggregate market value of the voting shares held by nonaffiliates of the Registrant was $66,208,545 as of June 30, 2002. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are affiliates.

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                                      INDEX
                                 March 31, 2003



Part I   Financial Information

         Item 1     Consolidated Financial Statements

                    Unaudited Consolidated Balance Sheets,
                    March 31, 2003 and December 31, 2002

                    Unaudited Consolidated Statements of Income, For the three months ended March 31, 2003 and 2002

                    Unaudited Consolidated Statements of Cash Flows, For the three months ended March 31, 2003 and 2002

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

         Signatures

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                     FIRST BANKING CENTER, INC. AND SUBSIDIARY
                       UNAUDITED CONSOLIDATED BALANCE SHEETS



                                                                     March 31,   December 31,
ASSETS                                                                 2003          2002
                                                                   --------------------------
                                                                     (Dollars in thousands)
  Cash and due from banks                                          $   16,835     $  22,203
  Federal funds sold                                                    6,093        11,058
  Interest-bearing deposits in banks                                      212           441
  Available for sale securities                                        85,721        87,630
  Loans, less allowance for loan losses of $5,038
   and $4,988 in 2003 and 2002, respectively                          363,306       367,156
  Office buildings and equipment, net                                  10,933        10,576
  FHLB Stock                                                           10,762        10,488
  Other assets                                                          8,346         8,605
                                                                   --------------------------
      TOTAL ASSETS                                                 $  502,208    $  518,157
                                                                   ==========================
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Deposits
    Demand                                                         $   65,178     $  72,957
    Savings and NOW accounts                                          162,969       174,431
    Time                                                              148,101       146,413
                                                                   --------------------------
      Total Deposits                                                  376,248       393,801
    Short-term borrowings                                              22,687        25,077
    Other borrowings                                                   46,337        46,755
    Other liabilities                                                   6,888         3,804
                                                                   --------------------------
      TOTAL LIABILITIES                                            $  452,160    $  469,437
                                                                   --------------------------
STOCKHOLDERS' EQUITY
  Common Stock, $1.00 par value 3,000,000 shares authorized;
   1,495,062 and 1,494,029 shares issued; 1,494,759 and
   1,494,029 shares outstanding as of March 31, 2003 and
   December 31, 2002, respectively                                      1,495         1,494
  Surplus                                                               4,414         4,375
  Retained Earnings                                                    42,675        41,287
  Accumulated other comprehensive income                                1,477         1,564
  Common stock in treasury, at cost-303 and 0 shares
   as of March 31, 2003 and December 31, 2002, respectively               (13)           -

                                                                   --------------------------
      TOTAL STOCKHOLDERS' EQUITY                                    $   50,048    $  48,720
                                                                   --------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  502,208    $ 518,157
                                                                   ==========================

                  "See accompanying notes to financial statements"


                  FIRST BANKING CENTER, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                                               Three months ended
                                                                  March 31,
                                                              2003          2002
                                                           ------------------------
                                                           (Dollars in thousands,
                                                            except per share data)
INTEREST INCOME
  Interest and fees on loans                               $   5,918    $   6,373
  Interest and dividends on securities:
    Taxable                                                      482          276
    Non-taxable                                                  425          392
  Interest on federal funds sold                                  38           33
  Interest on interest-bearing deposits in banks                  34           17
                                                           ------------------------
      TOTAL INTEREST INCOME                                    6,897        7,091
                                                           ------------------------
INTEREST EXPENSE
  Interest on deposits                                         1,462        1,722
  Interest on short-term borrowings                               72          122
  Interest on other borrowings                                   460          402
                                                           ------------------------
      TOTAL INTEREST EXPENSE                                   1,994        2,246
                                                           ------------------------
      NET INTEREST INCOME                                      4,903        4,845
  Provision for loan losses                                       90           90
                                                           ------------------------
      NET INTEREST INCOME AFTER PROVISION FOR
        LOAN LOSSES                                            4,813        4,755
                                                           ------------------------

NON-INTEREST INCOME
  Trust fees                                                    119           138
  Service charges on deposit accounts                           465           433
  Investment securities gains                                    41           130
  Automated teller machines                                      85            76
  Other                                                         171           193
                                                           ------------------------
      TOTAL NON-INTEREST INCOME                                 881           970
                                                           ------------------------
NON-INTEREST EXPENSE
  Salary and employee benefits                                2,198         2,106
  Occupancy                                                     284           242
  Equipment                                                     341           374
  Data Processing services                                      245           231
  Stationary and office supplies                                 94            70
  Other                                                         654           541
                                                           ------------------------
      TOTAL NON-INTEREST EXPENSE                              3,816         3,564
                                                           ------------------------
      INCOME BEFORE INCOME TAXES                              1,878         2,161
  Income taxes                                                  490           570
                                                           ------------------------
        NET INCOME                                         $  1,388      $  1,591
                                                           ========================
        Basic earnings per share                           $   0.93      $   1.08
        Diluted earnings per share                         $   0.91      $   1.06



                     "See accompanying notes to financial statements"

                        FIRST BANKING CENTER, INC. AND SUBSIDIARY
                     UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Three months ended
                                                                  March 31,
                                                             2003           2002
                                                           ------------------------
                                                            (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $    1,388  $    1,591
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation                                                  223         212
    Provision for loan losses                                      90          90
    Amortization of premiums and accretion of discounts
      on securities, net                                           70          23
    Amortization                                                   26          25
    Investment securities gains                                   (41)       (130)
    Tax benefit of nonqualified stock options exercised             -           3
    Decrease (Increase) in other assets                             4         (17)
                                                            -----------------------
    Increase in other liabilities                               3,084         591
       Net cash provided by operations before loan
        originations and sales                                  4,844       2,388
    Loans originated for sale                                 (11,447)     (4,880)
                                                            -----------------------
    Proceeds from sale of loans                                14,106       8,970
                                                            -----------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES               7,503       6,478

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in interest-bearing deposits in banks            229          79
    Net decrease (increase) in federal funds sold               4,965      (2,225)
    Proceeds from maturities and calls of available for
      sale securities                                          34,748      28,825
    Purchase of available for sale securities                 (33,000)    (25,747)
    Net increase in loans                                       1,101       7,607
                                                            -----------------------
    Purchase of office buildings and equipment, net              (580)       (136)
                                                            -----------------------
        NET CASH PROVIDED BY INVESTING ACTIVITIES               7,463       8,403

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                  (17,553)     (5,709)
    Proceeds from other borrowings                                  -       1,000
    Payments on other borrowings                                 (418)    (13,017)
    Net (decrease) in short term borrowings                    (2,390)     (6,024)
    Sale of common stock                                           40           -
    Purchase of treasury stock                                    (32)         (8)
                                                            -----------------------
    Sale of treasury stock for the exercise of
      stock options                                                19          36
                                                            -----------------------
        NET CASH USED IN FINANCING ACTIVITIES                 (20,334)    (23,722)

    NET DECREASE IN CASH AND DUE FROM BANKS                    (5,368)     (8,841)
                                                            -----------------------
CASH AND DUE FROM BANKS:

    Beginning                                                  22,203      20,735

    Ending                                                  $  16,835   $  11,894
                                                            =======================
Supplemental Disclosures of Cash Flow Information,
  Cash Paid During the Year for:

    Interest                                                $   2,103   $   2,233
    Income taxes                                            $     (79)  $      (6)

Supplemental Schedule of Noncash Investing Activities,
  Change in Accumulated Other Comprehensive Income,
    Unrealized Gain on Available-for-Sale Securities, Net   $     (87)  $    (125)

                    "See accompanying notes to financial statements"

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  March 31,2003

NOTE 1 - Basis of Presentation

The unaudited consolidated financial statements include the accounts of First Banking Center, Inc. and its subsidiary (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operation and cash flows for the interim periods have been made. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice. Certain information in footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements.

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

NOTE 2 - Earnings Per Share

The following information calculates the computation of earnings per share on a basic and diluted basis.


                                                                                Three Months Ended
                                                                                     March 31,
                                                                               2003            2002
                                                                          --------------------------------
                                                                           (Dollars in thousands, except
                                                                                  per share data)
Basic
Net income                                                                   $  1,388         $  1,591
Weighted average shares outstanding                                             1,495            1,474
Basic earnings per share                                                     $   0.93         $   1.08
                                                                          ================================

Diluted
Net income                                                                   $  1,388         $  1,591
Weighted average shares outstanding                                             1,495            1,474
Effect of dilutive stock options outstanding                                       30               31
                                                                          --------------------------------
Diluted weighted average shares outstanding
                                                                                1,525            1,505
Diluted earnings per share                                                   $   0.91         $   1.06
                                                                          ================================

NOTE 3 - Comprehensive Income

The following table presents our comprehensive income.

                                                                                Three Months Ended
                                                                                     March 31,
                                                                               2003            2002
                                                                          --------------------------------
                                                                                (Dollars in thousands)
Net income                                                                   $  1,388         $  1,591
Other comprehensive income
  Net change in unrealized gain on available for sale securities                  (87)            (125)
                                                                          --------------------------------
Total comprehensive income                                                   $  1,301         $  1,466
                                                                          ================================

NOTE 4 - Stock-based Compensation Plan:

For the three months ended March 31, 2003 and 2002, the Company had one stock-based key officer and employee compensation plan. The Company accounts for this plan under the recognitions and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                                  Quarter Ended
                                                                            March 31,        March 31,
                                                                               2003            2002
                                                                       ----------------------------------
                                                                          (Amounts in thousands, except
                                                                               for per share data)
Net income, as reported                                                      $  1,388         $  1,591
Deduct total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects                                               (201)            (239)
                                                                        ----------------------------------

Pro forma net income                                                         $  1,187         $  1,352
                                                                        ==================================

Earnings per share:
Basic:
As reported                                                                  $   0.93         $   1.08
Pro forma                                                                        0.79             0.92
Diluted:
As reported                                                                  $   0.91         $   1.06
Pro forma                                                                        0.78             0.90


In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions used for grants on March 31, 2002 and 2001, respectively: dividend yield of 1.5 percent and 1.7 percent; expected price volatility of 5.2 percent and 5.2 percent, blended risk-free interest rates of 4.3 percent and 4.3 percent; and expected lives of 10 years, respectively.

Note 5 - Commitments and Contingencies

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


A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of March 31 is as follows:

                                                   2003             2002
                                              -------------------------------
                                                  (Amounts in thousands)
Financial instruments whose contract
  amounts represent credit risk:
    Commitments to extend credit                   $ 67,402         $ 67,414
    Standby letters of credit                         2,908            6,291


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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary on the previous page. If the commitment is funded the Bank would be entitled to seek recovery from the customer. At March 31, 2003 and 2002, no amounts have been recorded as liabilities for the Bank's potential obligations under these guarantees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              As of March 31, 2003

The following discussion provides additional analysis of the financial condition and results of operations of the Company for the three months ended March 31, 2003. This discussion focuses on the significant factors that affected the Company's earnings so far in 2003, with comparisons to 2002. As of March 31, 2003, First Banking Center (the "Bank") was the only direct subsidiary of the Company and its operations contributed nearly all of the revenue for the year. The Company provides various support functions for the Bank and receives payment from the Bank for these services. These intercompany payments are eliminated for the purpose of these consolidated financial statements. The Bank has two wholly owned subsidiaries, FBC Financial Services, Corp., a brokerage and financial services subsidiary, and FBC-Burlington, Inc., an investment subsidiary located in Nevada.

Overview

As of March 31, 2003, total Company assets were $502.2 million decreasing 3.1% from $518.1 million as of December 31, 2002. Total income, for the three months ended March 31, 2003, was $1.4 million or $.93 per share, decreasing 12.8% from $1.6 million or $1.08 per share in 2002. The significant items resulting in the above-mentioned results are discussed below.

Financial Condition

Loans

Loans outstanding were $368.3 million and $372.1 million on March 31, 2003 and December 31, 2002 respectively. This represents a decrease of $3.8 million or 1.0%. The following table summarizes the changes to date in the major loan classifications.


                                                                                         As a % of Total Loans
                                          March 31,     December 31,   Change in        March 31,     December 31,
                                            2003            2002        Balance            2003           2002
                                         -----------------------------------------     ------------------------------
                                                 (Dollars in millions)
Residential Real Estate                        $167.4          $163.9       $3.5               45.5%          44.0%
Commercial Real Estate                          $92.7           $91.8       $0.9               25.2%          24.7%
Construction and Land Development               $38.1           $42.4     ($4.3)               10.3%          11.4%
Commercial                                      $23.9           $26.2     ($2.3)                6.5%           7.0%
Agricultural                                    $19.0           $18.7       $0.3                5.2%           5.0%


Allowance for Loan Losses

The allowance for possible loan losses was $5.0 million or 1.4% of gross loans on March 31, 2003, compared with $5.0 million or 1.34% of gross loans on December 31, 2002. Net charge-offs for the last three months were $40 thousand or .01% of gross loans, compared to net charge-offs of $441 thousand or .12% of gross loans for the year ended December 31, 2002.

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

For the three months ending March 31, 2003, $90 thousand was charged to current earnings and added to the allowance for loan losses.

Non-accrual, Past Due and Renegotiated Loans


                                                                      March 31,       December 31,
                                                                         2003             2002
                                                                   ----------------------------------
                                                                        (Dollars in thousands)
Non-accrual Loans (a)                                                   $7,493           $2,016
Past Due 90 days + (b)                                                       0                0
Restructured Loans                                                           0                0


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

The non-accrual loans consisted primarily of $5.7 million of commercial real estate loans, $1.5 million of residential real estate loans and $163 thousand of commercial loans. On March 31, 2003, the ratio of non-accrual loans to the allowance for loan losses was 148.7% compared to 40.4% on December 31, 2002. The
5.7 million of non-accrual commercial loans consists primarily of two loans which are in the process of collection. The company believes it has an adequate allowance for any anticipated losses for these loans.


As of March 31, 2003, the Company had loans totaling $15.6 million in addition to those listed as non-accrual, past due or renegotiated that were identified by the Banks' internal asset rating systems as classified assets and loans which management has determined require additional monitoring. This represents a decrease of $8.5 million or 35.4% from December 31, 2002. Management is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where full collectibility cannot reasonably be expected. Management has committed resources and is focusing on efforts designed to control the amount of classified assets. The company does not have a substantial portion of its loans concentrated in one or a few industries nor does it have any foreign loans outstanding as of March 31, 2003. The company's loans are concentrated geographically in the Wisconsin counties of Racine, Walworth, Kenosha, Lafayette and Green.

Investments securities - Available for Sale

For the purposes of this discussion, investment security balances are based on amortized costs. The securities available-for-sale portfolio decreased $1.8 million or 2.1% from December 31, 2002. The decrease came from three areas of the portfolio. The company purchased $4.5 million of mortgage-backed securities, $3.0 million of Commercial Paper and $26.0 million of U.S. Government Agency Discount Notes. The company had $590 thousand of municipal securities, $2.1 million of Commercial Paper and CDs, and $28.0 million of U.S. Government Agency Discount Notes mature. There were $295 thousand of municipal securities called and $466 thousand of agency securities called by various Government Agencies.

Deposits and Borrowed Funds

Total deposits and borrowed funds were $445.3 million on March 31, 2003 compared to $465.6 million on December 31, 2002. This is a decrease of $20.3 million or 4.4%. The decrease is due to decreased demand deposits and savings. Demand deposits and savings deposits decrease $7.8 million or 10.7 % and $8.1 or 5.6% respectively. The following table summarizes the changes in the major classifications of deposits and borrowed funds.

                                                            March 31,         December 31,                  Change in
                                                               2003               2002                       Balance
                                                        --------------------------------------              -----------
                                                                (Dollars in millions)
Money Market and Savings                                       $136.7             $144.8                      ($8.1)
Demand  Deposits                                                $65.2              $73.0                      ($7.8)
Time Deposits less than $100,000                                $88.2              $90.2                      ($2.0)
Time Deposits equal or greater than $100,000                    $60.0              $56.2                       $3.8
Securities sold under agreement to repurchase                   $22.6              $25.0                      ($2.4)
Federal Home Loan Borrowings                                    $46.3              $46.8                      ($0.5)

Capital resources

As of March 31, 2003, the Company's stockholders' equity increased $1.3 million or 2.73%. Net income of $1.4 million was the primary reason for the increase in equity. The company purchased $13 thousand of treasury stock during the first three months of 2003. Accumulated other comprehensive income decreased $87 thousand from $1.6 million to $1.5 million.

In December 1990, the Federal Reserve Board's risk-based guidelines became effective. Under these guidelines capital is measured against the Company's subsidiary bank's risk-weighted assets. The Company's tier 1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 13.0% at March 31, 2003, well above the 4% minimum required. Total capital to risk-adjusted assets was 14.2%, also well above the 8% minimum requirement. The leverage ratio was at 9.5% compared to the 4% minimum requirement. According to FDIC capital guidelines, the Company's subsidiary bank is considered to be "well capitalized."

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

The Bank's strategy with respect to asset/liability management is to maximize net interest income while limiting its exposure to a potential downward movement. Strategy is implemented by the Bank's management, which takes action based upon its analysis of the Bank's present positioning, its desired future positioning, economic forecasts, and its goals. It is the Bank's desire to maintain a cumulative GAP of positive or negative 15% of rate sensitive assets at the 1-year time frame. The current percentage is a positive 21.1%, which compares to a positive 20% as of December 31, 2002. Although these ratios are outside the Bank's target range, the Bank's management feels the ratios are appropriate at this time due to management's projection for future interest rates.

Liquidity

Liquidity measures the ability of First Banking Center to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $23.1 million at March 31, 2003, compared with $33.7 million at December 31, 2002. The Bank has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. First Banking Center also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities.

The liquidity of First Banking Center is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $7.5 million. Net cash provided by investing activities was $7.5 million. Net cash used in financing activities was $20.3 million, for the three months ended March 31, 2003.

For the three months ending March 31, 2002, net cash provided by operating activities was $6.5 million. Net cash provided by investing activities was $8.4 million. Net cash used in financing activities was $23.7 million.

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

Current Accounting Developments

The Financial Accounting Standards Board has issued Statement 149, "Amendment of Statement 133 on Derivative Instruments and Hedging". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Implementation of the Statement is not expected to have a material impact on the financial statements.

Results of operations

Net Interest Income

Net interest income is the difference between interest income and fees on loans and interest expense, and is the largest contributing factor to net income for the Company. All discussions of rate are on a tax-equivalent basis, which accounts for income earned on nontaxable loans and securities that are not fully subject to federal taxes. Net interest income was $5.1 million March 31, 2003 and 2002. Net interest margin as a percentage of average earning assets (includes loans placed on nonaccrual status) was 4.27% and 4.76% for the three months ended March 2003 and 2002.

The major component of interest income and fees on loans is the income generated by loans. Interest income and fees on loans decreased due to decreased rates on increasing average balances. The rates earned decreased from 7.15% to 6.45%.

As of March 31, 2003 average balances outstanding increased, however, rates paid for liabilities decreased causing a decrease in interest expense. The major components of interest expense are interest paid on Certificates of Deposit (Time Deposits) and on Money Market Deposits. Interest expense on Time Deposits decreased due to decreased rates paid on increasing average balances. The rates paid decreased from 3.0% to 2.4%, for the months ended March 31, 2003 and 2002 respectively. Interest expense on Money Market Deposits decreased as a result of decreased average balances. The rates paid decreased from 1.41% to .78%, for the three months ended March 31, 2003 and 2002 respectively.

The following table summarizes the changes and reasons for the changes in interest earned and paid during the three months ended March 2003 and 2002.

                                                                        Three months ended
                                                                             March 31,
                                                  2003                                 2002
                                               ----------- ---------- ----------    ----------- ---------- ----------
                                                           Interest    Average                  Interest    Average
                                                Average     Earned      Yield        Average     Earned      Yield
                                                Balance     or Paid    or Cost       Balance     or Paid    or Cost
                                               ----------- ---------- ----------    ----------- ---------- ----------
                                                                      (Dollars in thousands)
Interest Income:
  Interest and fees on loans (a)            $     367,724      5,929      6.45%        357,585      6,392      7.15%
  Interest and dividends on securities:
      Taxable                                      58,858        482      3.28%         22,224        276      4.97%
      Nontaxable (a)                               36,531        644      7.05%         33,118        594      7.17%
  Interest on Fed funds sold                       13,368         38      1.14%          8,824         33      1.50%
  Interest on interest-bearing deposits in
   banks                                            4,706         34      2.89%          3,891         17      1.75%
                                               ----------- ---------- ----------    ----------- ---------- ----------
       Total Interest Income                $     481,187      7,127      5.92%        425,642      7,312      6.87%
                                               =========== ========== ==========    =========== ========== ==========

Interest Expense
  Interest on deposits                      $     316,691      1,462      1.85%        292,642      1,722      2.35%
  Interest on short-term borrowings                26,052         72      1.11%         24,397        132      2.16%
  Interest on other borrowings                     45,985        460      4.00%         35,509        392      4.42%
                                               ----------- ---------- ----------    ----------- ---------- ----------
       Total Interest Expense               $     388,728      1,994      2.05%        352,548      2,246      2.55%
                                               =========== ========== ==========    =========== ========== ==========

Net interest margin                                     $      5,133      4.27%              $      5,066      4.76%
                                                           ========== ==========                ========== ==========

(a)  The interest and average yield for nontaxable loans and investments are presented on a federal taxable basis assuming a 34% tax rate.

Non-interest income

Non-interest income decreased $89 thousand or 9.2% as of March 31, 2003. The decrease was a result of a decline in brokerage annuity sales.

Non-interest expense

Non-interest expense increased $252 thousand or 7.1% as of March 31, 2003. Salaries and benefits accounted for $92 thousand. The increase in salaries and benefits is due to normal wage increases and increased health insurance costs. Occupancy expense increased $42 thousand due primarily to increases in real estate taxes, depreciation and utilities. Other expenses increased $113 thousand.

Critical Accounting Policies

Income Taxes

See Note 1 of the notes to our audited consolidated financial statements for the year ended December 31, 2002 for our income tax accounting policy. Income tax expense recorded in the consolidated income statement involves interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy. We undergo examinations by various regulatory taxing authorities. Such agencies may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See Note 11 of the notes to our audited consolidated financial statements for the year ended December 31, 2002 for more income tax information.

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

One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance-sheet contracts. The most recent NPV analysis, as of March 31, 2003, projects that net portfolio value would decrease by approximately 5.75% if interest rates would rise 200 basis points and would decrease by approximately 2.77% if interest rates would rise 100 basis points over the next year. It projects an increase in net portfolio value of approximately 13.37% if interest rates would drop 200 basis points and an increase of approximately 8.53% if interest rates would drop 100 basis points. Both simulations are within board-established policy limits. The Company has not experienced any material changes to its market risk position since December 31, 2002, as disclosed in the Company's 2002 Form 10K Annual Report. First Banking Center's policy is to limit the effect of a 200 basis point rate shock to plus or minus 20% of projected net interest income and to minus 35% of the market value of portfolio equity.

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

             None

Item 5.  Other Information

             None

Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits

                  99.1  Certification of the Chief Executive Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002 (exhibit is being filed herewith).

                  99.2  Certification of the Chief Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002 (exhibit is being filed herewith).

             (b)  Reports on Form 8-K

                  None

                   FIRST BANKING CENTER, INC AND SUBSIDIARIES


                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1943, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                           First Banking Center, Inc.





May 15, 2003                        /s/ Brantly Chappell
Date                                ---------------------------
                                        Brantly Chappell
                                        Chief Executive Officer




May 15, 2003                        /s/ James Schuster
Date                                ---------------------------
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

Date: May 15, 2003




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

Date: May 15, 2003




        /s/ James Schuster
        -----------------------
        James Schuster
        Chief Financial Officer

Exhibit 99.1

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

                                  CERTIFICATION

In connection with the Quarterly Report of First Banking Center, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on May 15, 2003 (the "Report"), I, Brantly Chappell, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





        /s/Brantly Chappell
        ------------------------------
        Name:  Brantly Chappell
        Title: Chief Executive Officer
        Date:  May 15, 2003

Exhibit 99.2

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

                                  CERTIFICATION

In connection with the Quarterly Report of First Banking Center, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on May 15, 2003 (the "Report"), I, James Schuster, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





        /s/James Schuster
        ------------------------------
        Name:  James Schuster
        Title: Chief Financial Officer
        Date:  May 15, 2003