Form 10-Q
period 2003-06-30
FIRST BANKING CENTER INC
filed 2003-08-15
CIK 356858

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCAHNGE ACT 1934

For the quarterly period ended June 30, 2003

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2003, Common stock, $1.00 par value, 1,495,950 shares outstanding.

The aggregate market value of the voting shares held by nonaffiliates of the Registrant was $68,063,860 as of June 30, 2003. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates".

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                                      INDEX
                                  June 30, 2003



Part I   Financial Information

         Item 1 Consolidated Financial Statements

                Unaudited Consolidated Balance Sheets,
                June 30, 2003 and December 31, 2002

                Unaudited Consolidated Statements of Income, For the three and six month periods ended June 30, 2003 and 2002

                Unaudited Consolidated Statements of Cash Flows, For the six months ended June 30, 2003 and 2002

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

         Item 5 Other Information

         Item 6 Exhibits and Reports on Form 8-K

         Signatures

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                            FIRST BANKING CENTER, INC. AND SUBSIDIARY
                              UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                   June 30,    December 31,
ASSETS                                                               2003          2002
                                                                ---------------------------
                                                                  (Dollars in thousands)
  Cash and due from banks                                       $   18,752     $   22,203
  Federal funds sold                                                 6,242         11,058
  Interest-bearing deposits in banks                                   212            441
  Available for sale securities                                     87,035         87,630
  Loans, less allowance for loan losses of $5,032
    and $4,988 in 2003 and 2002, respectively                      366,938        367,156
  Office buildings and equipment, net                               10,962         10,576
  FHLB Stock                                                        10,934         10,488
  Other assets                                                       8,672          8,605
                                                                ---------------------------
      TOTAL ASSETS                                              $  509,747     $  518,157
                                                                ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Deposits
    Demand                                                      $   72,877     $   72,957
    Savings and NOW accounts                                       162,281        174,431
    Time                                                           151,288        146,413
                                                                ---------------------------
      Total Deposits                                               386,446        393,801
  Short-term borrowings                                             21,718         25,077
  Other borrowings                                                  46,318         46,755
  Other liabilities                                                  3,509          3,804
                                                                ---------------------------
      TOTAL LIABILITIES                                         $  457,991     $  469,437
                                                                ---------------------------

STOCKHOLDERS' EQUITY
  Common Stock, $1.00 par value 3,000,000 shares authorized; 1,495,909 and
   1,494,029 shares issued; 1,495,909 and 1,494,029 shares outstanding as of
   June 30, 2003 and
   December 31, 2002, respectively                                   1,496          1,494
  Surplus                                                            4,433          4,375
  Retained Earnings                                                 43,725         41,287
  Accumulated other comprehensive income                             2,102          1,564
                                                                ---------------------------
      TOTAL STOCKHOLDERS' EQUITY                                $   51,756     $   48,720
                                                                ---------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  509,747     $  518,157
                                                                ===========================



                        "See accompanying notes to financial statements"


                                         FIRST BANKING CENTER, INC. AND SUBSIDIARY
                                        UNAUDITED CONSOLIDATED STATEMENTS OF INCOME





                                                          Three months ended            Six months ended
                                                               June 30,                      June 30,
                                                         2003           2002           2003           2002
                                                    ---------------------------------------------------------
                                                          (Dollars in thousands, except per share data)
INTEREST INCOME
  Interest and fees on loans                        $      6,155     $     6,426    $    12,799   $    12,073
  Interest and dividends on securities:
    Taxable                                                  578             272          1,080           548
    Non-taxable                                              409             402            834           794
  Interest on federal funds sold                              22              16             60            49
  Interest on interest-bearing deposits in banks               1               9             15            26
                                                    ---------------------------------------------------------
      TOTAL INTEREST INCOME                                7,165           7,125         14,062        14,216
                                                    ---------------------------------------------------------


INTEREST EXPENSE
  Interest on deposits                                     1,374           1,615          2,836         3,337
  Interest on short-term borrowings                           55             107            127           229
  Interest on other borrowings                               463             406            923           808
                                                    ---------------------------------------------------------
      TOTAL INTEREST EXPENSE                               1,892           2,128          3,886         4,374
                                                    ---------------------------------------------------------
      NET INTEREST INCOME                                  5,273           4,997         10,176         9,842
  Provision for loan losses                                    0              90             90           180
                                                    ---------------------------------------------------------
      NET INTEREST INCOME AFTER PROVISION FOR
        LOAN LOSSES                                        5,273           4,907         10,086         9,662
                                                    ---------------------------------------------------------

NON-INTEREST INCOME
  Trust fees                                                 139             137            258           275
  Service charges on deposit accounts                        480             458            945           891
  Investment securities gains                                  0              13              0            13
  Automated teller machines                                   93              94            178           170
  Other                                                      216             266            428           589
                                                    ---------------------------------------------------------
      TOTAL NON-INTEREST INCOME                              928             968          1,809         1,938
                                                    ---------------------------------------------------------

NON-INTEREST EXPENSE
  Salary and employee benefits                             2,236           1,979          4,434         4,085
  Occupancy                                                  292             246            576           488
  Equipment                                                  353             376            694           750
  Data processing services                                   257             230            502           461
  Advertising and marketing                                  161              35            220            69
  Stationary and office supplies                             118              78            212           155
  Other                                                      511             582          1,106         1,082
                                                    ---------------------------------------------------------
      TOTAL NON-INTEREST EXPENSE                           3,928           3,526          7,744         7,090
                                                    ---------------------------------------------------------

      INCOME BEFORE INCOME TAXES                           2,273           2,349          4,151         4,510
  Income taxes                                               640             638          1,130         1,208
                                                    ---------------------------------------------------------
      NET INCOME                                    $      1,633     $     1,711    $     3,021    $    3,302
                                                    =========================================================

        Basic earnings per share                    $       1.09     $      1.16    $      2.02    $     2.24
        Diluted earnings per share                  $       1.07     $      1.14    $      1.98    $     2.19



                                       "See accompanying notes to financial statements"


                         FIRST BANKING CENTER, INC. AND SUBSIDIARY
                      UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Six months ended
                                                                           June 30,
                                                                     2003          2002
                                                                  ------------------------
                                                                   (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $   3,021    $    3,302
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                                        473           425
    Provision for loan losses                                            90           180
    Amortization of premiums and accretion of discounts
      on securities, net                                                100            43
    Amortization                                                         62            51
    Investment securities gains                                           0           (13)
    Tax benefit of nonqualified stock options exercised                   0             6
    (Increase) decrease in other assets                                (853)          244
    Increase in other liabilities                                      (295)         (369)
                                                                  -------------------------
     Net cash provided by operating activities before loan
      originations and sales                                          2,598         3,869
    Loans originated for sale                                       (51,341)      (19,586)
    Proceeds from sale of loans                                      52,403        23,647
                                                                  -------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                     3,660         7,930
                                                                  -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in interest-bearing deposits in banks                  229           119
    Net decrease in federal funds sold                                4,816         3,724
    Proceeds from sales of available for sale securities                  0         7,615
    Proceeds from maturities and calls of available for sale         50,014        30,462
     securities
    Purchase of available for sale securities                       (48,703)      (38,381)
    Net decrease in loans                                              (934)           (1)
    Purchase of office buildings and equipment, net                    (844)         (239)
    (Loss) on sale of office building                                   (15)            0
                                                                  --------------------------
        NET CASH PROVIDED BY INVESTING ACTIVITIES                      4,563         3,299
                                                                  --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                              (7,355)           113
    Dividends paid                                                     (583)          (546)
    Proceeds from other borrowings                                        0          1,000
    Payments on other borrowings                                       (437)       (13,385)
    Net (decrease) in short term borrowings                          (3,359)        (7,586)
    Sale of common stock                                                 60              0
    Purchase of treasury stock                                          (66)          (179)
    Sale of treasury stock for the exercise of stock                     66             74
options
                                                                  --------------------------
        NET CASH USED IN FINANCING ACTIVITIES                       (11,674)       (20,509)
                                                                  --------------------------
    NET DECREASE IN CASH AND DUE FROM BANKS                          (3,451)        (9,280)

CASH AND DUE FROM BANKS:
    Beginning                                                        22,203         20,735
                                                                  --------------------------
    Ending                                                        $  18,752    $    11,455
                                                                  ==========================

Supplemental Disclosures of Cash Flow
Information,
  Cash Paid During the Year for:
   Interest                                                       $   3,973    $     4,327
   Income taxes                                                   $     452    $     1,012

Supplemental Schedule of Noncash Investing Activities,
 Change in Accumulated Other Comprehensive Income,
 Unrealized Gain on Available-for-Sale Securities, Net            $     538    $       534


                      "See accompanying notes to financial statements"

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30,2003

NOTE 1 - Basis of Presentation

The unaudited consolidated financial statements include the accounts of First Banking Center, Inc. and its subsidiary (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operation and cash flows for the interim periods have been made. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE 2 - Earnings Per Share

The following information calculates the computation of earnings per share on a basic and diluted basis.

                                                                      Three Months Ended        Six Months Ended
                                                                           June 30,                  June 30,
                                                                     2 003          2002        2003        2002
                                                                   -----------------------------------------------
                                                                    (Amounts in thousands, except per share data)
Basic
Net income                                                         $  1,633     $  1,711     $  3,021    $  3,302
Weighted average shares outstanding                                   1,496        1,471        1,495       1,471
Basic earnings per share                                           $   1.09     $   1.16     $   2.02    $   2.24


Diluted
Net income                                                         $  1,633     $  1,711     $  3,021    $  3,302
Weighted average shares outstanding                                   1,496        1,471        1,495       1,471
Effect of dilutive stock options outstanding                             30           34           30          34
Diluted weighted average shares outstanding                           1,526        1,505        1,525       1,505
Diluted earnings per share                                         $   1.07     $   1.14     $   1.98    $   2.19


NOTE 3 - Comprehensive Income

The following table presents our comprehensive income.


                                                                      Three Months Ended        Six Months Ended
                                                                           June 30,                 June 30,
                                                                      2003          2002       2003          2002
                                                                   ------------------------------------------------
                                                                                (Dollars in thousands)
Net income                                                         $  1,633     $  1,711     $  3,021      $  3,302
Other comprehensive income
  Net change in unrealized gain on available for sale securities        625          659          538           534
                                                                   ------------------------------------------------
Total comprehensive income                                         $  2,258     $  2,370     $  3,559      $  3,836
                                                                   ================================================


NOTE 4 - Stock-based Compensation Plan:

For the six months ended June 30, 2003 and 2002, the Company had one stock-based key officer and employee compensation plan. The Company accounts for this plan under the recognitions and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                      Three Months Ended         Six Months Ended
                                                                           June 30,                  June 30,
                                                                      2003          2002        2002          2003
                                                                   --------------------------------------------------
                                                                    (Amounts in thousands, except for per share data)
Net income, as reported                                            $  1,633      $  1,711     $ 3,021      $  3,302
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related
tax effects                                                               8             3        (193)         (236)
                                                                   --------------------------------------------------
Pro forma net income                                               $  1,641      $  1,714     $ 2,828       $  3,066
                                                                   ==================================================
Earnings per share:
Basic:
As reported                                                        $   1.09      $   1.16     $  2.02       $   2.24
Pro forma                                                              1.10          1.16        1.89           2.08
Diluted:
As reported                                                        $   1.07      $   1.16     $  1.98       $   2.22
Pro forma                                                              1.07          1.16        1.85           2.06



In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions used for grants on June 30, 2003 and 2002, respectively: dividend yield of 1.7 percent and 1.6 percent; expected price volatility of 5.2 percent and 5.2 percent, blended risk-free interest rates of 3.5 percent and 4.9 percent; and expected lives of 10 years, respectively.

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


A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of June 30 is as follows:

                                                    2003           2002
                                               -----------------------------
                                                  (Amounts in thousands)
Financial instruments whose contract
  amounts represent credit risk:
    Commitments to extend credit                  $ 72,874       $ 69,499
    Standby letters of credit                        2,341          3,851



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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary on the previous page. If the commitment is funded the Bank would be entitled to seek recovery from the customer. At June 30, 2003 and December 31, 2002, no amounts have been recorded as liabilities for the Bank's potential obligations under these guarantees.

Note 6 - Recent Acquisitions

On April 11, 2003, the Company purchased $10.3 million of deposits from North Shore Bank, FSB located in Walworth, Wisconsin, at a premium of 8% and transferred the deposits to its existing Walworth branch. The Company also acquired the branch building of North Shore Bank, FSB in this transaction at a cost of $240 thousand and on June 16, 2003 disposed of the building for $240 thousand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               As of June 30, 2003

The following discussion provides additional analysis of the financial condition and results of operations of the Company for the three months ended June 30, 2003. This discussion focuses on the significant factors that affected the Company's earnings so far in 2003, with comparisons to 2002. As of June 30, 2003, First Banking Center (the "Bank") was the only direct subsidiary of the Company and its operations contributed nearly all of the revenue for the year. The Company provides various support functions for the Bank and receives payment from the Bank for these services. These intercompany payments are eliminated for the purpose of these consolidated financial statements. The Bank has two wholly owned subsidiaries, FBC Financial Services, Corp., a brokerage and financial services subsidiary, and FBC-Burlington, Inc., an investment subsidiary located in Nevada.

Overview

As of June 30, 2003, total Company assets were $509.7 million decreasing 1.6% from $518.2 million as of December 31, 2002. Total income, for the six months ended June 30, 2003, was $3.0 million or $2.02 per share, decreasing 8.5% from $3.3 million or $2.24 per share in 2002. The significant items resulting in the above-mentioned results are discussed below.

Financial Condition

Loans

Loans outstanding were $372.0 million and $372.1 million on June 30, 2003 and December 31, 2002 respectively. This represents a decrease of $.1 million or ..05%. The following table summarizes the changes to date in the major loan classifications.

                                                                                        As a % of Total Loans
                                      June 30,       December 31,   Change in         June 30,      December 31,
                                        2003             2002        Balance            2003            2002
                                   ---------------------------------------------   -----------------------------
                                               (Dollars in millions)
Residential Real Estate               $165.3          $163.9         $1.4              44.5%           44.0%
Commercial Real Estate                 $98.0           $91.8         $6.2              26.4%           24.7%
Construction and Land Development      $35.1           $42.4        ($7.3)              9.5%           11.4%
Commercial                             $27.9           $26.2         $1.7               7.5%            7.0%
Agricultural Real Estate               $18.4           $18.7        ($0.3)              5.0%            5.0%


Allowance for Loan Losses

The allowance for loan losses was $5.0 million or 1.35% of gross loans on June 30, 2003, compared with $5.0 million or 1.34% of gross loans on December 31, 2002. Net charge-offs were $47 thousand or .01% of gross loans and $6 thousand or .002% for the six months ended June 30, 2003 and 2002 respectively.

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

For the six months ending June 30, 2003, $90 thousand was charged to current earnings and added to the allowance for loan losses compared to $180 thousand during the first six months of 2002. The bank charged less to earnings during 2003 versus 2002 because management determined the allowance was adequate without additional provisions during the three months ended June 30, 2003.

Non-accrual, Past Due and Renegotiated Loans

                                                    June 30,      December 31,
                                                      2003            2002
                                                 -------------------------------
                                                      (Dollars in thousands)
Non-accrual Loans (a)                                $7,140          $2,016
Past Due 90 days + (b)                                    0               0
Restructured Loans                                        0               0

The policy of the Company is to place a loan on non-accrual status if:

(a)  payment in full of interest and principal is not expected, or

(b) principal or interest has been in default for a period of 90 days or more unless the obligation is both in the process of collection and well secured. Well secured is defined as collateral with sufficient market value to repay principal and all accrued interest. A debt is in the process of collection if collection of the debt is proceeding in due course either through legal action, including judgment enforcement procedures, or in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to current status.

The non-accrual loans consisted primarily of $5.4 million of commercial real estate loans, $1.7 million of residential real estate loans and $24 thousand of commercial loans. On June 30, 2003, the ratio of non-accrual loans to the allowance for loan losses was 141.9% compared to 40.4% on December 31, 2002. The $5.4 million of non-accrual commercial loans consists primarily of two loans which are in the process of collection. The company believes it has an adequate allowance for any anticipated losses for these loans.


As of June 30, 2003, the Company had loans totaling $15.3 million in addition to those listed as non-accrual, past due or restructured that were identified by the Banks' internal asset rating systems as classified assets and loans which management has determined require additional monitoring. This represents a decrease of $8.8 million or 36.4% from December 31, 2002. Management is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where full collectibility cannot reasonably be expected. Management has committed resources and is focusing on efforts designed to control the amount of classified assets. The company does not have a substantial portion of its loans concentrated in one or a few industries nor does it have any foreign loans outstanding as of June 30, 2003. The company's loans are concentrated geographically in the Wisconsin counties of Racine, Walworth, Kenosha, Lafayette and Green.

Investments securities - Available for Sale

The fair value of the securities available-for-sale portfolio decreased $595 thousand or .7% from December 31, 2002. For the purposes of this discussion, changes in investment security balances are based on amortized costs. The decrease came from three areas of the portfolio. The company purchased $10 million of U.S. Government Agency Discount Notes, $3.1 million of U.S. mortgage-backed securities and $2.2 million of municipal securities. The company had $6.0 million of U.S. Government Agency Discount Notes, $1 million of municipal securities and $1 million of Commercial Paper mature. There were $1.1 million of municipal securities called.

Deposits and Borrowed Funds

Total deposits and borrowed funds were $454.5 million on June 30, 2003 compared to $465.6 million on December 31, 2002. This is a decrease of $11.1 million or 2.4%. The decrease is mainly due to seasonal fluctuations and apparent in Money Market and Savings accounts. The following table summarizes the changes in the major classifications of deposits and borrowed funds.


                                                 June 30,      December 31,       Change in
                                                   2003            2002            Balance
                                              -------------------------------    -----------
                                                   (Dollars in millions)
Money Market and Savings                          $134.2          $144.8           ($10.6)
NOW Accounts                                       $28.1           $29.6            ($1.5)
Demand  Deposits                                   $72.9           $73.0            ($0.1)
Time Deposits less than $100,000                   $90.8           $90.2             $0.6
Time Deposits equal or greater than $100,000       $60.5           $56.2             $4.3
Securities sold under agreement to repurchase      $21.6           $25.0            ($3.4)
Federal Home Loan Borrowings                       $46.3           $46.8            ($0.5)


Capital resources

As of June 30, 2003, the Company's stockholders' equity increased $3.0 million or 6.2% from December 31, 2002. Net income of $3.0 million was the primary reason for the increase. The company purchased and sold $66 thousand of treasury stock during the first six months of 2003. Accumulated other comprehensive income increased $625 thousand from $1.6 million to $2.1 million. Dividends paid in June 2003 were $583 thousand.

In December 1990, the Federal Reserve Board's risk-based guidelines became effective. Under these guidelines capital is measured against the Company's subsidiary bank's risk-weighted assets. The Company's tier 1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 13.0% at June 30, 2003, well above the 4% minimum required. Total capital to risk-adjusted assets was 14.2%, also well above the 8% minimum requirement. The leverage ratio was at 9.6% compared to the 4% minimum requirement. According to FDIC capital guidelines, the Company's subsidiary bank is considered to be "well capitalized."

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

The Bank's strategy with respect to asset/liability management is to maximize net interest income while limiting its exposure to a potential downward movement. Strategy is implemented by the Bank's management, which takes action based upon its analysis of the Bank's present positioning, its desired future positioning, economic forecasts, and its goals. It is the Bank's desire to maintain a cumulative GAP of positive or negative 15% of rate sensitive assets at the 1-year time frame. The current percentage is a positive 24.4%, which compares to a positive 20% as of December 31, 2002. Although these ratios are outside the Bank's target range, the Bank's management feels the ratios are appropriate at this time due to management's projection for future interest rates.

Liquidity

Liquidity measures the ability of First Banking Center to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $25.2 million at June 30, 2003, compared with $33.7 million at December 31, 2002. The Bank has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. First Banking Center also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities.

The liquidity of First Banking Center is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $3.7 million. Net cash provided by investing activities was $4.6 million. Net cash used in financing activities was $11.7 million, for the six months ended June 30, 2003.

For the six months ending June 30, 2002, net cash provided by operating activities was $7.9 million. Net cash provided by investing activities was $3.3 million. Net cash used in financing activities was $20.5 million.

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

The Financial Accounting Standards Board has issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. Depending on the type of financial instrument, it is required to be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the income statement. Prior to the application of Statement No. 150, either those financial instruments were not required to be recognized, or if recognized were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income. For the Company, the Statement is effective July 1, 2003 and implementation is not expected to have a material impact on the consolidated financial statements.

Results of operations

Net Interest Income

Net interest income is the difference between interest income and fees on loans and interest expense, and is the largest contributing factor to net income for the Company. All discussions of rate are on a tax-equivalent basis, which accounts for income earned on nontaxable loans and securities that are not fully subject to federal taxes. Net interest income was $10.6 million and $10.3 million for the six months ended June 30, 2003 and 2002. Net interest margin as a percentage of average earning assets (includes loans placed on nonaccrual status) was 4.58% and 4.79% for the six months ended June 2003 and 2002.

The major component of interest income and fees on loans is the income generated by loans. Interest income and fees on loans decreased due to decreased rates on increasing average balances. The rates earned decreased from 7.14% to 6.57%.

As of June 30, 2003 average balances outstanding increased, however, rates paid for liabilities decreased causing a decrease in interest expense. The major components of interest expense are interest paid on Certificates of Deposit (Time Deposits) and on Money Market Deposits. Interest expense on Time Deposits decreased due to decreased rates paid on increasing average balances. The rates paid decreased from 2.9% to 2.3%, for the six months ended June 30, 2002 and 2003 respectively. Interest expense on Money Market Deposits decreased as a result of decreased rates on decreased average balances. The rates paid decreased from 1.36% to .73%, for the six months ended June 30, 2002 and 2003 respectively.

The following table summarizes the changes and reasons for the changes in interest earned and paid during the three and six months ended June 30, 2003 and 2002.

                                                                           Three months ended
                                                                                June 30,
                                                                2003                               2002
                                                  -------------------------------    --------------------------------
                                                              Interest  Average                   Interest  Average
                                                   Average    Earned     Yield        Average      Earned    Yield
                                                   Balance    or Paid   or Cost       Balance     or Paid   or Cost
                                                  ----------- -------- ----------    ----------- --------- ----------
                                                                        (Dollars in thousands)
Interest Income:
 Interest and fees on loans (a)                $     370,789    6,166      6.65%        361,871     6,445      7.12%
 Interest and dividends on securities:
   Taxable                                            41,227      578      5.61%         27,746       272      3.92%
   Nontaxable (a)                                     56,206      620      4.41%         34,005       609      7.16%
 Interest on Fed funds sold                            7,792       22      1.13%          4,297        16      1.49%
 Interest on interest-bearing deposits in banks          212        1      1.89%          1,643         9      2.19%
                                                  ----------- -------- ----------    ----------- ---------- ----------
                                               $     476,226    7,387      6.20%        429,562     7,351      6.85%
       Total Interest Income                      =========== ======== ==========    =========== ========= ==========



Interest Expense
 Interest on deposits                          $     313,052    1,374      1.76%        290,652     1,615      2.22%
 Interest on short-term borrowings                    22,742       72      1.27%         22,590       116      2.05%
  Interest on other borrowings                        45,856      446      3.89%         35,118       397      4.52%
                                                  ----------- -------- ----------    ----------- --------- ----------
       Total Interest Expense                  $     381,650    1,892      1.98%        348,360     2,128      2.44%
                                                  =========== ======== ==========    =========== ========= ==========
Net interest margin                                          $  5,495      4.62%                $   5,223      4.86%
                                                              ===================                ====================

                                                                            Six months ended
                                                                                June 30,
                                                                2003                               2002
                                                  -------------------------------    ---------------------------------
                                                              Interest  Average                   Interest    Average
                                                   Average    Earned     Yield        Average      Earned      Yield
                                                   Balance    or Paid   or Cost       Balance     or Paid     or Cost
                                                  ----------- -------- ----------    ----------- ---------- ----------
                                                                         (Dollars in thousands)
Interest Income:
 Interest and fees on loans (a)               $     368,381    12,095      6.57%        359,740     12,837      7.14%
 Interest and dividends on securities:
   Taxable                                           36,360     1,080      5.94%         26,751        548      4.10%
   Nontaxable (a)                                    46,651     1,264      5.42%         33,564      1,203      7.17%
 Interest on Fed funds sold                           9,925        60      1.21%          6,548         49      1.50%
 Interest on interest-bearing deposits in banks       2,447        15      1.23%          2,760         26      1.88%
                                                  ----------- -------- ----------    ----------- ---------- ----------
       Total Interest Income                  $     463,764    14,514      6.26%        429,363     14,663      6.83%
                                                  =========== ======== ==========    =========== ========== ==========

Interest Expense
 Interest on deposits                         $     315,984     2,836      1.80%        290,856      3,337      1.15%
 Interest on short-term borrowings                   24,350       144      1.18%         23,488        248      1.06%
 Interest on other borrowings                        45,920       906      3.95%         35,313        789      2.23%
                                                  ----------- -------- ----------    ----------- ---------- ----------
       Total Interest Expense                 $     386,254     3,886      2.01%        349,657       4,374      1.25%
                                                  =========== ======== ==========    =========== ========== ==========
Net interest margin                                        $   10,628      4.58%                $   10,289      4.79%
                                                              ======== ==========                ========== ==========

(a) The interest and average yield for nontaxable loans and investments are presented on a federal taxable equivalent basis assuming a 34% tax rate.

Non-interest income

Non-interest income decreased $129 thousand or 6.7% as of June 30, 2003. The decrease was primarily a result of a decline in brokerage annuity sales. Non-interest expense

Non-interest expense increased $654 thousand or 9.2% as of June 30, 2003. Salaries and benefits accounted for $349 thousand of the increase. The increase in salaries and benefits is due to normal wage increases and increased health insurance costs as well as additional expenses due to the opening of a branch and the acquisition of a branch during the second quarter. Occupancy expense increased $88 thousand due primarily to increases in real estate taxes, depreciation and utilities. Other expenses increased $314 thousand. Other expenses also increased due to the opening of a branch and the acquisition of a branch during the second quarter.


Critical Accounting Policies

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

One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance-sheet contracts. The most recent NPV analysis, as of June 30, 2003, projects that net portfolio value would decrease by approximately 5.96% if interest rates would rise 200 basis points and would decrease by approximately 2.96% if interest rates would rise 100 basis points over the next year. It projects an increase in net portfolio value of approximately 8.45% if interest rates would drop 200 basis points and an increase of approximately 3.27% if interest rates would drop 100 basis points. Both simulations are within board-established policy limits. The Company has not experienced any material changes to its market risk position since December 31, 2002, as disclosed in the Company's 2002 Form 10K Annual Report. First Banking Center's policy is to limit the effect of a 200 basis point rate shock to plus or minus 20% of projected net interest income and to minus 35% of the market value of portfolio equity.

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

             None

Item 3.  Defaults upon Senior Securities

             None

Item 4.  Submission of Matters to a Vote of Security Holders

         A.The Corporation held its Annual Meeting of Shareholders on April 15,
           2003.

         B.Votes cast for the election of three directors to serve until the 2006 Annual Meeting of Shareholders are as follows:

           Director            For            Withhold         Against
           Keith Blumer        1,079,923       2,662             0
           John M. Ernster     1,079,659       2,926             0
           John S. Smith       1,041,660      40,925             0

           The continuing Directors of the Corporation are as follows:

           Brantly Chappell
           Melvin W. Wendt
           Charles R. Wellington
           Robert Fait
           David Boilini
           Thomas Laken, Jr.
           Daniel T. Jacobson

Item 5.  Other Information

             None

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               31.1 Certification of the Chief Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002 (exhibit is being filed herewith).

               31.2 Certification of the Chief Financial Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002 (exhibit is being filed herewith).

               32.1 Certification of the Chief Executive Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002 (exhibit is being filed herewith).

               32.2 Certification of the Chief Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002 (exhibit is being filed herewith).

          (b) Reports on Form 8-K

               None

                   FIRST BANKING CENTER, INC AND SUBSIDIARIES


                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1943, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                           First Banking Center, Inc.





August 14, 2003                     /s/ Brantly Chappell
Date                                --------------------
                                        Brantly Chappell
                                        Chief Executive Officer




August 14, 2003                    /s/ James Schuster
Date                               -------------------
                                        James Schuster
                                        Chief Financial Officer

Exhibit 31.1


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

Date: August 14, 2003




        /s/ Brantly Chappell
        ---------------------
        Brantly Chappell
        Chief Executive Officer

Exhibit 31.2


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

Date: August 14, 2003




        /s/ James Schuster
        -------------------
        James Schuster
        Chief Financial Officer

Exhibit 32.1

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

                                  CERTIFICATION

In connection with the Quarterly Report of First Banking Center, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on August 14, 2003 (the "Report"), I, Brantly Chappell, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




        /s/Brantly Chappell
        ------------------------------
        Name:  Brantly Chappell
        Title: Chief Executive Officer
        Date:  August 14, 2003

Exhibit 32.2

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





        /s/James Schuster
        ------------------------------
        Name:  James Schuster
        Title: Chief Financial Officer
        Date:  August 14, 2003