Form 10-Q
period 2003-09-30
FIRST BANKING CENTER INC
filed 2003-11-14
CIK 356858

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCAHNGE ACT 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 2003, Common stock, $1.00 par value, 1,495,623 shares outstanding.

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                                      INDEX
                               September 30, 2003


                                                                           Page
                                                                           ----
Part I   Financial Information

         Item 1 Consolidated Financial Statements

                Unaudited Consolidated Balance Sheets,                       3
                September 30, 2003 and December 31, 2002

                Unaudited Consolidated Statements of Income,                 4
                For the three and nine month periods ended
                September 30, 2003 and 2002

                Unaudited Consolidated Statements of Cash Flows,             5
                For the nine months ended September 30, 2003 and 2002

                Notes to Unaudited Consolidated Financial Statements        6-8

         Item 2 Management's Discussion and Analysis of                     9-16
                Financial Condition and Results of Operations

         Item 3 Quantitative and Qualitative Disclosures about Market      16-17
                Risk

         Item 4 Controls and Procedures                                     17

Part II  Other Information

         Item 1 Legal Proceedings                                           18

         Item 2 Changes in Securities and Use of Proceeds                   18

         Item 3 Defaults upon Senior Securities                             18

         Item 4 Submission of Matters to a Vote of Security Holders         18

         Item 5 Other Information                                           18

         Item 6 Exhibits and Reports on Form 8-K                            18

         Signatures                                                        19-23

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                            FIRST BANKING CENTER, INC. AND SUBSIDIARY
                              UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,   December 31,
ASSETS                                                                                  2003            2002
                                                                                    ----------------------------
                                                                                        (Dollars in thousands)
  Cash and due from banks                                                           $   15,182      $   22,203
  Federal funds sold                                                                     7,205          11,058
  Interest-bearing deposits in banks                                                       228             441
  Available for sale securities                                                         79,864          87,630
  Loans, less allowance for loan losses of $4,727 and
    $4,988 in 2003 and 2002, respectively                                              376,556         367,156
  Office buildings and equipment, net                                                   11,398          10,576
  Other real estate owned                                                                1,750               -
  FHLB Stock                                                                            11,109          10,488
  Other assets                                                                           9,582           8,605
                                                                                    -------------- -------------
      TOTAL ASSETS                                                                  $  512,874      $  518,157
                                                                                    ============== =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Deposits
    Demand                                                                          $   60,190      $   72,957
    Savings and NOW accounts                                                           173,161         174,431
    Time                                                                               144,621         146,413
                                                                                    -------------- -------------
      Total Deposits                                                                   377,972         393,801
  Short-term borrowings                                                                 33,915          25,077
  Other borrowings                                                                      44,692          46,755
  Other liabilities                                                                      3,456           3,804
                                                                                    -------------- -------------
      TOTAL LIABILITIES                                                             $  460,035      $  469,437
                                                                                    -------------- -------------

STOCKHOLDERS' EQUITY
  Common Stock, $1.00 par value 3,000,000 shares authorized; 1,495,950 and
    1,494,029 shares issued; 1,495,723 and 1,494,029 shares outstanding as of
    September 30, 2003 and December 31, 2002, respectively                               1,496           1,494
  Surplus                                                                                4,435           4,375
  Retained Earnings                                                                     45,578          41,287
  Accumulated other comprehensive income                                                 1,340           1,564
  Common stock in treasury, at cost-227 and 0 shares as of September 30, 2003
    and December 31, 2002, respectively                                                    (10)              -
                                                                                    -------------- -------------
      TOTAL STOCKHOLDERS' EQUITY                                                    $   52,839      $   48,720
                                                                                    -------------- -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  512,874      $  518,157
                                                                                    ============== =============



                                  See accompanying notes to financial statements


                                          FIRST BANKING CENTER, INC. AND SUBSIDIARY
                                         UNAUDITED CONSOLIDATED STATEMENTS OF INCOME




                                                          Three months ended             Nine months ended
                                                            September 30,                  September 30,
                                                          2003            2002           2003           2002
                                                   ----------------------------------------------------------
                                                          (Dollars in thousands, except per share data)
INTEREST INCOME
  Interest and fees on loans                       $      6,404    $      6,360    $    18,477     $   19,159
  Interest and dividends on securities:
    Taxable                                                 458             270          1,538            818
    Non-taxable                                             408             413          1,242          1,207
  Interest on federal funds sold                             13              31             73             80
  Interest on interest-bearing deposits in banks              1              40             16             66
                                                   ----------------------------------------------------------
       TOTAL INTEREST INCOME                              7,284           7,114         21,346         21,330
                                                   ----------------------------------------------------------


INTEREST EXPENSE
  Interest on deposits                                    1,243           1,634          4,079          4,971
  Interest on short-term borrowings                          44              96            171            325
  Interest on other borrowings                              442             458          1,365          1,266
                                                   ----------------------------------------------------------
       TOTAL INTEREST EXPENSE                             1,729           2,188          5,615          6,562
                                                   ----------------------------------------------------------
       NET INTEREST INCOME                                5,555           4,926         15,731         14,768

  Provision for loan losses                                   0              91             90            271
                                                   ----------------------------------------------------------
       NET INTEREST INCOME AFTER PROVISION FOR
          LOAN LOSSES                                     5,555           4,835         15,641         14,497
                                                   ----------------------------------------------------------

NON-INTEREST INCOME
  Trust fees                                                119             125            377            400
  Service charges on deposit accounts                       478             523          1,423          1,414
  Investment securities gains                               107               0            107             13
  Automated teller machines                                 106             102            284            272
  Other                                                     328             307            756            896
                                                   ----------------------------------------------------------
       TOTAL NON-INTEREST INCOME                          1,138           1,057          2,947          2,995
                                                   ----------------------------------------------------------

NON-INTEREST EXPENSE
  Salary and employee benefits                            2,239           2,095          6,673          6,180
  Occupancy                                                 262             253            838            741
  Equipment                                                 355             437          1,049          1,187
  Data processing services                                  261             224            763            685
  Advertising and marketing                                 152             128            372            197
  Stationary and office supplies                            114              85            326            241
  Other                                                     661             494          1,767          1,575
                                                   ----------------------------------------------------------
       TOTAL NON-INTEREST EXPENSE                         4,044           3,716         11,788         10,806
                                                   ----------------------------------------------------------

       INCOME BEFORE INCOME TAXES                         2,649           2,176          6,800          6,686

  Income taxes                                              796             619          1,926          1,827
                                                   ----------------------------------------------------------
       NET INCOME                                  $      1,853    $      1,557    $     4,874     $    4,859
                                                   ==========================================================

        Basic earnings per share                   $       1.24    $       1.06    $      3.26     $     3.30
        Diluted earnings per share                 $       1.21    $       1.03    $      3.19     $     3.23



                                         See accompanying notes to financial statements



                           FIRST BANKING CENTER, INC. AND SUBSIDIARY
                        UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Nine months ended
                                                                           September 30,
                                                                          2003         2002
                                                                     ------------------------
                                                                       (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $    4,874   $    4,859
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                                            686          637
    Provision for loan losses                                                90          271
    Amortization of premiums and accretion of discounts
      on securities, net                                                    384           64
    Amortization                                                            113           76
    Investment securities gains                                            (107)         (13)
    Tax benefit of nonqualified stock options exercised                       0            7
    Increase in other assets                                             (3,346)        (569)
    Decrease in other liabilities                                          (349)        (364)
                                                                     ------------------------
     Net cash provided by operating activities before loan
      originations and sales                                              2,345        4,968
    Loans originated for sale                                           (57,898)     (43,896)
    Proceeds from sale of loans                                          62,012       44,733
                                                                     ------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                         6,459        5,805
                                                                     ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net decrease (increase) in interest-bearing deposits
      in banks                                                              213       (8,085)
    Net decrease in federal funds sold                                    3,853        4,943
    Proceeds from sales of available for sale securities                  9,135        7,615
    Proceeds from maturities and calls of available for
      sale securities                                                    54,808       54,295
    Purchase of available for sale securities                           (56,792)     (70,969)
    Net decrease in loans                                               (13,604)      (2,058)
    Purchase of office buildings and equipment, net                      (1,508)        (638)
                                                                     ------------------------
        NET CASH USED IN INVESTING ACTIVITIES                            (3,895)     (14,897)
                                                                     ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) increase in deposits                                 (15,829)      21,078
    Dividends paid                                                         (583)        (546)
    Proceeds from other borrowings                                        9,084       10,130
    Payments on other borrowings                                         (2,063)     (17,403)
    Net decrease in short term borrowings                                  (246)      (7,638)
    Proceeds from sale of common stock                                       62            0
    Treasury stock transactions, net                                        (10)         (91)
                                                                     ------------------------
        NET CASH (USED IN) PROVIDED BY FINANCING
          ACTIVITIES                                                     (9,585)       5,530
                                                                     ------------------------
    NET DECREASE IN CASH AND DUE FROM BANKS                              (7,021)      (3,562)

CASH AND DUE FROM BANKS:
    Beginning                                                            22,203       20,735
                                                                     ------------------------
    Ending                                                           $   15,182   $   17,173
                                                                     ========================

Supplemental Disclosures of Cash Flow
Information,
  Cash Paid During the Year for:
    Interest                                                         $    5,894   $    6,696
    Income taxes                                                     $    1,058   $    1,671

Supplemental Schedule of Noncash Investing Activities,
  Change in Accumulated Other Comprehensive Income(Loss),
  Unrealized Gain (Loss) on Available-for-Sale                       $     (224)  $    1,203
    Securities, Net
  Other real estate acquired in settlement of loans                  $    1,750   $       53


                        See accompanying notes to financial statements

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                September 30, 2003

NOTE 1 - Basis of Presentation

The unaudited consolidated financial statements include the accounts of First Banking Center, Inc. (the "Company") and First Banking Center, its wholly owned subsidiary. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operation and cash flows for the interim periods have been made. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

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
                                                        Three Months Ended        Nine Months Ended
                                                           September 30,            September 30,
                                                         2003         2002         2003       2002
                                                      ----------------------------------------------
                                                      (Amounts in thousands, except per share data)
Basic
Net income                                            $  1,853     $  1,557     $  4,874   $  4,859
Weighted average shares outstanding                      1,496        1,472        1,496      1,472
Basic earnings per share                              $   1.24     $   1.06     $   3.26   $   3.30

Diluted
Net income                                            $  1,853     $  1,557     $  4,874   $  4,859
Weighted average shares outstanding                      1,496        1,472        1,496      1,472
Effect of dilutive stock options outstanding                32           34           32         34
                                                      ----------------------------------------------
Diluted weighted average shares outstanding              1,528        1,506        1,528      1,506
Diluted earnings per share                            $   1.21     $   1.03     $   3.19   $   3.23


NOTE 3 - Comprehensive Income

The following table presents our comprehensive income.


                                                        Three Months Ended        Nine Months Ended
                                                           September 30,            September 30,
                                                         2003         2002         2003       2002
                                                      ----------------------------------------------
                                                                  (Dollars in thousands)
Net income                                            $  1,853     $  1,557     $  4,874   $  4,859
Other comprehensive income
  Net change in unrealized gain (loss) on available
   for sale securities                                    (762)         669         (224)     1,203
                                                      ----------------------------------------------
Total comprehensive income                            $  1,091     $  2,226     $  4,650   $  6,062
                                                      ==============================================

NOTE 4 - Stock-based Compensation Plan:

For the nine months ended September 30, 2003 and 2002, the Company had one stock-based key officer and employee compensation plan. The Company accounts for this plan under the recognitions and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                        Three Months Ended        Nine Months Ended
                                                           September 30,            September 30,
                                                         2003         2002         2003       2002
                                                    -------------------------------------------------
                                                    (Amounts in thousands, except for per share data)
Net income, as reported                               $  1,853     $  1,557     $  4,874   $  4,859
Deduct total stock-based employee compensation expense
 determined under fair value based method for all
 awards, net of related tax effects                          -            0         (727)      (598)
                                                    -------------------------------------------------
Pro forma net income                                  $  1,853     $  1,557     $  4,147   $  4,261
                                                    =================================================
Earnings per share:
Basic:
As reported                                           $   1.24     $   1.06     $   3.26   $   3.30
Pro forma                                                 1.24         1.06         2.77       2.90
Diluted:
As reported                                           $   1.21     $   1.03     $   3.19   $   3.23
Pro forma                                                 1.21         1.01         2.71       2.83



In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions used for grants on September 30, 2003 and 2002, respectively: dividend yield of 1.7 percent and 1.6 percent; expected price volatility of 5.2 percent and 5.2 percent, blended risk-free interest rates of 4.22 percent and 4.27 percent; and expected lives of 10 years, respectively.


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



A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of September 30 is as follows:


                                                     2003           2002
                                               -----------------------------
                                                  (Amounts in thousands)
Financial instruments whose contract
  amounts represent credit risk:
    Commitments to extend credit                  $ 78,880       $ 64,332
    Standby letters of credit                        3,087          3,893




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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary on the previous page. If the commitment is funded the Bank would be entitled to seek recovery from the customer. At September 30, 2003 and December 31, 2002, no amounts have been recorded as liabilities for the Bank's potential obligations under these guarantees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            As of September 30, 2003

The following discussion provides additional analysis of the financial condition and results of operations of the Company for the three and nine months ended September 30, 2003. This discussion focuses on the significant factors that affected the Company's earnings so far in 2003, with comparisons to 2002. As of September 30, 2003, First Banking Center (the "Bank") was the only direct subsidiary of the Company and its operations contributed nearly all of the revenue for the year. The Company provides various support functions for the Bank and receives payment from the Bank for these services. These intercompany payments are eliminated for the purpose of these consolidated financial statements. The Bank has three wholly owned subsidiaries, FBC Financial Services, Corp., a brokerage and financial services subsidiary, FBC-Burlington, Inc., an investment subsidiary located in Nevada and Burco Holdings, LLC, a real estate subsidiary for the purpose of holding and liquidating property acquired as other real estate.


Overview

As of September 30, 2003, total Company assets were $512.8 million decreasing 1.02% from $518.2 million as of December 31, 2002. Total income, for the nine months ended September 30, 2003, was $4.9 million or $3.26 per share, increasing $15 thousand or .3% from $4.9 million or $3.30 per share in 2002. The significant items resulting in the above-mentioned results are discussed below.

Financial Condition

Loans

Loans outstanding were $381.3 million and $372.1 million on September 30, 2003 and December 31, 2002 respectively. This represents an increase of $9.1 million or 2.5%. The following table summarizes the changes to date in the major loan classifications.

                                                                                                 As a % of Total Loans
                                           September 30,    December 31,   Change in         September 30,    December 31,
                                               2003             2002        Balance             2003              2002
                                         ---------------------------------------------     ---------------------------------
                                                     (Dollars in millions)
Residential Real Estate                       $169.8           $163.9         $5.9               44.6%           44.0%
Commercial Real Estate                         $98.8            $91.8         $7.0               26.0%           24.7%
Construction and Land Development              $35.9            $42.4        ($6.5)               9.4%           11.4%
Commercial                                     $27.3            $26.2         $1.1                7.2%            7.0%
Agricultural Real Estate                       $18.4            $18.7        ($0.3)               4.8%            5.0%


Allowance for Loan Losses

The allowance for loan losses was $4.7 million or 1.24% of gross loans on September 30, 2003, compared with $5.0 million or 1.34% of gross loans on December 31, 2002. Net charge-offs were $351 thousand or .09% of gross loans and $97 thousand or .03% for the nine months ended September 30, 2003 and 2002 respectively.

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

For the nine months ending September 30, 2003, $90 thousand was charged to current earnings and added to the allowance for loan losses compared to $271 thousand during the first nine months of 2002. The bank charged less to earnings during 2003 versus 2002 because management determined the allowance to be adequate as of September 30, 2003.

Non-accrual, Past Due and Renegotiated Loans


                                                September 30,     December 31,
                                                    2003              2002
                                              ----------------------------------
                                                    (Dollars in thousands)
Non-accrual Loans (a)                              $1,653            $2,016
Past Due 90 days + (b)                                  0                 0
Restructured Loans                                      0                 0

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

The non-accrual loans consisted primarily of $314 thousand of commercial real estate loans, $1.2 million of residential real estate loans and $87 thousand of agricultural real estate. On September 30, 2003, the ratio of non-accrual loans to the allowance for loan losses was 35% compared to 40.4% on December 31, 2002. The company believes it has an adequate allowance for any anticipated losses for these loans.


As of September 30, 2003, the Company had loans totaling $21.3 million in addition to those listed as non-accrual, past due or restructured that were identified by the Banks' internal asset rating systems as classified assets and loans which management has determined require additional monitoring. This represents a decrease of $2.9 million or 12.2% from December 31, 2002. Management is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where full collectibility cannot reasonably be expected. Management has committed resources and is focusing on efforts designed to control the amount of classified assets. The company does not have a substantial portion of its loans concentrated in one or a few industries nor does it have any foreign loans outstanding as of September 30, 2003. The company's loans are concentrated geographically in the Wisconsin counties of Racine, Walworth, Kenosha, Lafayette and Green.

Investments securities - Available for Sale

The fair value of the securities available-for-sale portfolio decreased $7.8 million or 8.9% from December 31, 2002. For the purposes of this discussion, changes in investment security balances are based on amortized costs. The decrease came from four areas of the portfolio. The company purchased $41.5 million of U.S. Government Agency Discount Notes, $7.6 million of U.S. mortgage-backed securities, $4.7 million of municipal securities and $.5 of Corporate Bonds. The company sold $9.1 million of U.S. Government Agency Discount Notes. The company had $34.0 million of U.S. Government Agency Discount Notes and $1.7 million of municipal securities mature. There were $.5 million of U.S. Government Agency Discount Notes, $.7 million of U.S. mortgage-backed securities and $1.6 million of municipal securities called.

Deposits and Borrowed Funds

Total deposits and borrowed funds were $456.6 million on September 30, 2003 compared to $465.6 million on December 31, 2002. This is a decrease of $9.0 million or 1.9%. The decrease is mainly due to seasonal fluctuations in Money Market and Savings accounts. The following table summarizes the changes in the major classifications of deposits and borrowed funds. Most of this change was the result of a new interest bearing checking account which was offered in September, 2003. Customers have been switching from a non-interest bearing checking account to this new interest bearing account.

                                                 September 30,       December 31,       Change in
                                                     2003                2002            Balance
                                               ------------------------------------    -----------
                                                      (Dollars in millions)
Money Market and Savings                            $134.9              $144.8            ($9.9)
NOW Accounts                                         $38.3               $29.6             $8.7
Demand  Deposits                                     $60.2               $73.0           ($12.8)
Time Deposits less than $100,000                     $89.6               $90.2            ($0.6)
Time Deposits equal or greater than $100,000         $55.0               $56.2            ($1.2)
Securities sold under agreement to repurchase        $24.7               $25.0            ($0.3)
Federal Home Loan Borrowings                         $44.2               $46.2            ($2.0)


Capital resources

As of September 30, 2003, the Company's stockholders' equity increased $4.1 million or 8.5% from December 31, 2002. Net income of $4.9 million was the primary reason for the increase. The company purchased $112 thousand and sold $102 thousand of treasury stock during the first nine months of 2003. Accumulated other comprehensive income decreased $224 thousand from $1.6 million to $1.3 million. Dividends were paid in June 2003 in the amount of $583 thousand.

In December 1990, the Federal Reserve Board's risk-based guidelines became effective. Under these guidelines capital is measured against the Company's subsidiary bank's risk-weighted assets. The Company's tier 1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 13.0% at September 30, 2003, well above the 4% minimum required. Total capital to risk-adjusted assets was 14.3%, also well above the 8% minimum requirement. The leverage ratio was at 9.8% compared to the 4% minimum requirement. According to FDIC capital guidelines, the Company's subsidiary bank is considered to be "well capitalized."

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

The Bank's strategy with respect to asset/liability management is to maximize net interest income while limiting its exposure to a potential downward movement. Strategy is implemented by the Bank's management, which takes action based upon its analysis of the Bank's present positioning, its desired future positioning, economic forecasts, and its goals. It is the Bank's desire to maintain a cumulative GAP of positive or negative 15% of rate sensitive assets at the 1-year time frame. The current percentage is a positive 22%, which compares to a positive 20% as of December 31, 2002. Although these ratios are outside the Bank's target range, the Bank's management feels the ratios are appropriate at this time due to management's projection for future interest rates.

Liquidity

Liquidity measures the ability of First Banking Center to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $22.6 million at September 30, 2003, compared with $33.7 million at December 31, 2002. The Bank has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. First Banking Center also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities.

The liquidity of First Banking Center is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $6.5 million. Net cash used in investing activities was $3.9 million. Net cash used in financing activities was $9.6 million, for the nine months ended September 30, 2003.

For the nine months ending September 30, 2002, net cash provided by operating activities was $5.8 million. Net cash used in investing activities was $14.9 million. Net cash provided by financing activities was $5.5 million.

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

Current Accounting Developments

Financial Accounting Standards Board Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34". FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and were adopted in the Company's financial statements for the year ended December 31, 2002. Implementation of the remaining provisions of FIN 45 on January 1, 2003 did not have a significant impact on the Company's financial statements.

The Financial Accounting Standards Board has issued Statement 149, "Amendment of Statement 133 on Derivative Instruments and Hedging". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Implementation of the Statement did not have a material impact on the financial statements.

The Financial Accounting Standards Board has issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. Depending on the type of financial instrument, it is required to be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the income statement. Prior to the application of Statement No. 150, either those financial instruments were not required to be recognized, or if recognized were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income. For the Company, the Statement was effective July 1, 2003 and implementation did not have a material impact on the consolidated financial statements.

Results of operations

Net Interest Income

Net interest income is the difference between interest income and fees on loans and interest expense, and is the largest contributing factor to net income for the Company. All discussions of rate are on an annualized tax-equivalent basis, which accounts for income earned on nontaxable loans and securities that are not fully subject to federal taxes. Net interest income was $16.4 million and $15.4 million for the nine months ended September 30, 2003 and 2002. Net interest margin as a percentage of average earning assets (includes loans placed on nonaccrual status) was 4.56% and 4.73% for the nine months ended September 30, 2003 and 2002.

The major component of interest income and fees on loans is the income generated by loans. Interest income and fees on loans decreased due to decreased rates on increasing average balances. The rates earned decreased from 7.09% to 6.66%.

As of September 30, 2003 average balances outstanding increased, however, rates paid for liabilities decreased causing a decrease in interest expense. The major components of interest expense are interest paid on Certificates of Deposit (Time Deposits) and on Money Market Deposits. Interest expense on Time Deposits decreased due to decreased rates paid on increasing average balances. The rates paid decreased from 2.83% to 2.24%, for the nine months ended September 30, 2002 and 2003 respectively. Interest expense on Money Market Deposits decreased as a result of decreased rates on decreased average balances. The rates paid decreased from 1.33% to .66%, for the nine months ended September 30, 2002 and 2003 respectively.



The following table summarizes the changes and reasons for the changes in interest earned and paid during the three and nine months ended September 30, 2003 and 2002.

                                                                            Three months ended
                                                                              September 30,
                                                               2003                              2002
                                                 -------------------------------   -------------------------------
                                                             Interest  Average                Interest   Average
                                                   Average    Earned    Yield        Average   Earned     Yield
                                                   Balance   or Paid   or Cost       Balance  or Paid    or Cost
                                                 -------------------------------   -------------------------------
                                                                       (Dollars in thousands)
Interest Income:
  Interest and fees on loans (a)                 $ 375,757    6,416     6.83%        366,039     6,377    6.97%
  Interest and dividends on securities:
    Taxable                                         58,044      458     3.16%         27,471       270    3.93%
    Nontaxable (a)                                  36,392      618     6.79%         34,921       626    7.17%
  Interest on Fed funds sold                         5,987       13     0.87%          7,886        31    1.57%
  Interest on interest-bearing deposits in banks       382        1     1.05%          8,632        40    1.85%

                                                 -------------------------------   -------------------------------
       Total Interest Income                     $ 476,562    7,506     6.30%        444,949     7,344    6.60%
                                                 ===============================   ===============================

Interest Expense
  Interest on deposits                           $ 314,871    1,243     1.58%        301,233     1,634    2.17%
  Interest on short-term borrowings                 25,413       44     0.69%         21,810        96    1.76%
  Interest on other borrowings                      45,101      442     3.92%         41,116       458    4.46%
                                                 -------------------------------   -------------------------------
       Total Interest Expense                    $ 385,385    1,729     1.79%        364,159     2,188    2.40%
                                                 ===============================   ===============================
Net interest margin                                         $ 5,777     4.85%                  $ 5,156    4.64%
                                                            ====================               ===================


                                                                            Nine months ended
                                                                              September 30,
                                                               2003                              2002
                                                 -------------------------------   -------------------------------
                                                             Interest  Average                Interest   Average
                                                   Average    Earned     Yield       Average   Earned     Yield
                                                   Balance   or Paid   or Cost       Balance  or Paid    or Cost
                                                 -------------------------------   -------------------------------
                                                                       (Dollars in thousands)
Interest Income:
  Interest and fees on loans (a)                 $ 370,589   18,510     6.66%        361,330    19,215    7.09%
  Interest and dividends on securities:
    Taxable                                         60,984    1,538     3.36%         28,653       818    3.81%
    Nontaxable (a)                                  36,391    1,882     6.90%         34,021     1,828    7.16%
  Interest on Fed funds sold                         9,530       73     1.02%          6,999        80    1.52%
  Interest on interest-bearing deposits in banks     1,751       16     1.22%          4,739        66    1.86%
                                                 -------------------------------   -------------------------------
       Total Interest Income                     $ 479,245   22,019     6.13%        435,742    22,007    6.73%
                                                 ===============================   ===============================

Interest Expense
  Interest on deposits                           $ 315,984    4,079     1.72%        295,086     4,971     2.25%
  Interest on short-term borrowings                 24,391      171     0.93%         22,556       325     1.92%
  Interest on other borrowings                      45,962    1,365     3.96%         37,635     1,266     4.49%
                                                 -------------------------------   -------------------------------
        Total Interest Expense                   $ 386,337    5,615     1.94%        355,277     6,562     2.46%
                                                 ===============================   ===============================
Net interest margin                                         $16,404     4.56%                  $15,445     4.73%
                                                            ====================               ===================

(a)  The interest and average yield for nontaxable loans and investments are  presented on an  annualized  federal taxable equivalent basis assuming a 34% tax rate.


Non-interest income

Non-interest income increased $81 thousand or 7.7% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The increase was primarily due to gains in the sale of securities. Non-interest income decreased overall $48 thousand or 1.6% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The decrease was primarily the result of a decline in brokerage annuity sales.

Non-interest expense

Non-interest expense increased $328 thousand or 8.8% and $982 thousand or 9.1% for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002. Salaries and benefits accounted for $144 thousand and $493 thousand of the increase for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002. The increase in salaries and benefits is due to normal wage increases and increased health insurance costs as well as additional expenses due to the opening of a branch and the acquisition of a branch during the second quarter. Occupancy expense increased $97 thousand for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 due primarily to increases in real estate taxes, depreciation and utilities. Advertising and marketing expense increased $24 thousand and $175 thousand while other expenses increased $167 thousand and $192 thousand for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002, some of which can be attributed to the opening of a branch and the acquisition of a branch during the second quarter.


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

One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance-sheet contracts. The most recent NPV analysis, as of September 30, 2003, projects that net portfolio value would decrease by approximately 5.82% if interest rates would rise 200 basis points and would decrease by approximately 3.01% if interest rates would rise 100 basis points over the next year. It projects an increase in net portfolio value of approximately 7.65% if interest rates would drop 200 basis points and an increase of approximately 3.16% if interest rates would drop 100 basis points. Both simulations are within board-established policy limits. The Company has not experienced any material changes to its market risk position since December 31, 2002, as disclosed in the Company's 2002 Form 10K Annual Report. First Banking Center's policy is to limit the effect of a 200 basis point rate shock to plus or minus 20% of projected net interest income and to minus 20% of the market value of portfolio equity.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               31.1 Certification  of  the  Chief  Executive   Officer  pursuant
                    to Rule 13a-14(a)/15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibit is being filed herewith).

               31.2 Certification of the  Chief  Financial  Officer  pursuant to
                    Rule 13a-14(a)/15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibit is being filed herewith).

               32.1 Certification of the Chief Executive Officer  pursuant to 18
                    U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibit is being filed herewith).

               32.2 Certification of the Chief Executive  Officer pursuant to 18
                    U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibit is being filed herewith).

         (b)   Reports on Form 8-K

               None

                   FIRST BANKING CENTER, INC AND SUBSIDIARIES


                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1943, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                           First Banking Center, Inc.





November 14, 2003                   /s/ Brantly Chappell
Date                                --------------------
                                        Brantly Chappell
                                        Chief Executive Officer



November 14, 2003                   /s/ James Schuster
Date                                ------------------
                                        James Schuster
                                        Chief Financial Officer

Exhibit 31.1


    CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Brantly Chappell, Chief Executive Officer, certify that:

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

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


Date: November 14, 2003




      /s/ Brantly Chappell
      --------------------
          Brantly Chappell
          Chief Executive Officer

Exhibit 31.2


    CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

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

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


Date: November 14, 2003




      /s/ James Schuster
      ------------------
          James Schuster
          Chief Financial Officer

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

                                 CERTIFICATION

In connection with the Quarterly Report of First Banking Center, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on November 14, 2003 (the "Report"), I, Brantly Chappell, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





      /s/Brantly Chappell
      ------------------------------
      Name:  Brantly Chappell
      Title: Chief Executive Officer
      Date:  November 14, 2003

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

                                 CERTIFICATION

In connection with the Quarterly Report of First Banking Center, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on November 14, 2003 (the "Report"), I, James Schuster, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





      /s/James Schuster
      ------------------------------
      Name:  James Schuster
      Title: Chief Financial Officer
      Date:  November 14, 2003