Form 10-K
period 2003-12-31
FIRST BANKING CENTER INC
filed 2004-03-31
CIK 356858

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d)OF THE  SECURITIES  EXCHANGE
    ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 2003

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

Yes [X]        No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as define in Rule 12b-2 of the Act).

Yes [ ]        No [X]

The aggregate market value of the shares of common stock held by nonaffiliates of the Registrant was approximately $55.2 million as of June 30, 2003. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates". There were 1,497,271 shares of the Registrant's common stock outstanding as of March 25, 2004.

Documents incorporated by reference: The Proxy Statement and Notice of 2004 Annual Meeting of Shareholders, to be held on April 20, 2004 is incorporated by reference into Part III of the Form 10-K.

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                                      INDEX
                                December 31, 2003


Part I                                                                Page

         Item 1       Business                                          3

         Item 2       Properties                                       15

         Item 3       Legal Proceedings                                15

         Item 4       Submission of Matters to Vote of Security
Part II               Holders                                          15

         Item 5       Market for Registrant's Common Equity And
                      Related Stockholder Matters                      15

         Item 6       Selected Financial Data                          16

         Item 7       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations    17-26

         Item 7A      Quantitative and Qualitative Disclosures About
                      Market Risk                                      27

         Item 8       Financial Statements and Supplemental Data       28-58

         Item 9       Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosures          59

         Item 9A      Controls and Procedures                          59



Part III

         Item 10      Directors and Executive Officers of the
                      Registrant                                       59

         Item 11      Executive Compensation                           59

         Item 12      Security Ownership of Certain Beneficial
                      Owners and Management and Related Stockholder
                      Matter                                           59-60

         Item 13      Certain Relationships and Related Transactions   60

         Item 14      Principal Accountant Fees and Services           61

Part IV

         Item 15      Exhibits, Financial Statement Schedules and
                      Reports on Form 8-K                              61

         Signatures                                                    62

PART 1

ITEM 1: BUSINESS

First Banking Center, Inc.

First Banking Center, Inc. (the "Company") is a one-bank holding company incorporated as a business corporation under the laws of the State of Wisconsin on August 24, 1981. In April 1982, the Corporation became the sole owner of First Bank and Trust Company, Burlington, Wisconsin, a Wisconsin state-banking corporation.

In 1998, the name of the subsidiary was changed to First Banking Center (the "Bank').

The Company's primary business activity is the ownership and control of First Banking Center. The Company's operations department also provides administrative and operational services for the Bank.

The Bank has three wholly owned subsidiaries, FBC Financial Services, Corp., a brokerage and financial services subsidiary, FBC-Burlington, Inc., an investment subsidiary located in Nevada and Burco Holdings, LLC, a real estate subsidiary for the purpose of holding and liquidating property acquired as other real estate.

First Banking Center

The Bank was organized in 1920 and is a full service commercial bank located in the City of Burlington, Wisconsin. The Bank has branch offices located in Albany, Burlington, Darlington, Genoa City, Kenosha, Lake Geneva, Lyons, Monroe, Pell Lake, Pleasant Prairie, Shullsburg, Union Grove, Walworth, and Wind Lake, Wisconsin. The Bank offers a wide range of services, which includes Loans, Personal Banking, Trust and Investment Services, and Insurance and Annuity Products.

          Lending

          The Bank provides a wide variety of credit services to commercial and individual consumers. Commercial lending consists of commercial property financing, equipment and inventory financing, and real estate development, as well as the financing of agricultural production, farm equipment, and farmland. Commercial lending usually involves a greater degree of credit risk than consumer lending. This increased risk requires higher collateral value to loan amount than may be necessary on some consumer loans. The collateral value required on a commercial loan is determined by the degree of risk associated with that particular loan. Consumer lending consists primarily of residential mortgages, residential construction loans, installment loans, and home equity loans.

          Personal  Banking

          The Bank provides a wide variety of services to customers such as savings plans, certificates of deposit, checking accounts, individual retirement accounts, and other specialized services.

          Trust  and Investments

          The Bank's Trust Department provides a full range of services to individuals, corporations and charitable organizations. It provides such specific services as investment advisory, custodial, executor, trustee and employee benefit plans.

          Insurance and Investment Products

          The Bank provides a complete line of life insurance as well as long-term health care, fixed and variable rate annuities, mutual funds, securities services, and discount brokerage.

COMPETITION

The financial services industry is highly competitive. The Bank competes in a wide variety of communities across southern Wisconsin with other commercial banks and with other financial institutions including savings and loan associations, finance companies, mortgage banking companies, insurance companies, brokerage firms, and credit unions.

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

In addition, a bank holding company is generally prohibited from itself engaging in, or acquiring direct or indirect control of voting shares of any company engaged in activities that are not financial in nature. Some of the activities that the Board of Governors has determined by regulation to be closely related to banking or financial are making or servicing loans, full payout property leasing, investment advisory services, acting as a fiduciary, providing financial data processing services and promoting community welfare projects.

The Company is also subject to the Securities Exchange Act of 1934 and has reporting obligations to the Securities and Exchange Commission.

A subsidiary bank of a bank holding company, such as the bank, is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Further, under the Bank Holding Company Act and regulations of the Board of Governors, a bank holding company and its subsidiary is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

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

The Company is supervised and examined by the Federal Reserve Board. The Company's subsidiary bank, as a state chartered institution, is subject to the supervision of, and is regularly examined by, Wisconsin state authorities. The Bank is also a member of the Federal Reserve Bank and as such is subject to regulation and examination by that agency. The Bank is a member of the Federal Deposit Insurance Corporation.

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

EMPLOYEES

The Company and its staff share a commitment to equal opportunity. All personnel decisions are made without regard to race, color, religion, sex, age, national origin, handicap, or veteran status. At January 31, 2004, the Company and its subsidiary had 247 full and part-time employees.

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

NOTE: Subsections of Item I, to which no response has been made, are inapplicable to the business of the Company.

CORPORATE GOVERNANCE MATTERS

The Company makes available free of charge through its web site at www.firstbankingcenter.com/about_fbc_fbcinc.htm its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and its insiders' Section 16 reports and all amendments to these reports as soon as reasonably practicable after these materials are filed with or furnished to the Securities and Exchange Commission.

Shareholders also may obtain a copy of any of these documents free of charge by calling the Corporate Secretary at 1-800-456-1500. Information contained on any First Banking Center's web sites is not deemed to be a part of this Annual Report.

SELECTED STATISTICAL INFORMATION ABOUT OUR OPERATIONS

The Company, through the operations of its Bank, offers a wide range of financial services. The following financial data provides a detailed review of the Company's business activities.

The following information shows: the company's average assets, liabilities and stockholder's equity; the interest earned and average yield on interest earning assets; the interest paid and average rate on interest-bearing liabilities; and the maturity schedules for investment and specific loans; for the years ended December 31, 2003, 2002, and 2001. Also, where applicable, information is presented for December 31, 2000 and 1999.

Section and Schedule references in this section refer to "Guide 3. Statistical Disclosure by Bank Holding Companies", which are referenced to in the Securities and Exchange Commission's Regulation S-K.

Section I, Schedule A - Average Balance Sheet

                                                                 Years Ended December 31,
ASSETS                                                      2003           2002          2001
                                                         ----------     ----------    ----------
                                                                  (Dollars in thousands)
Cash and due from banks                                 $   14,296    $    13,199    $   12,372
Fed funds sold                                               7,793          8,422         5,875
Interest-bearing deposits in banks                           1,375          4,393         2,606
Available-for-sale securities                               83,617         63,550        51,271
Loans, net                                                 371,750        360,107       336,289
Office buildings and equipment, net                         11,134         10,438        10,176
Other assets                                                20,524         12,572        10,680
                                                         ----------     ----------    ----------

          Total assets                                  $  510,489    $   472,681    $  429,269
                                                         ==========     ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits
    Demand                                              $   66,581    $    61,641    $   53,004
    Savings and NOW accounts                               170,170        168,713       152,947
    Time                                                   147,728        130,170       124,445
                                                         ----------     ----------    ----------
     Total Deposits                                        384,479        360,524       330,396
Short-term borrowings                                       25,298         23,048        20,861
Other borrowings                                            45,639         39,454        33,618
Other liabilities                                            3,365          3,548         3,840
                                                         ----------     ----------    ----------
          Total liabilities                                458,781        426,574       388,715

Stockholders' Equity
Common stock                                                 1,496          1,490         1,489
Surplus                                                      4,440          4,200         4,176
Retained earnings                                           44,176         39,938        34,915
Accumulated other comprehensive income (loss)                1,605          1,062           682
Common stock in treasury, at cost                               (9)          (583)         (708)
                                                         ----------     ----------    ----------

          Total stockholders' equity                        51,708         46,107        40,554

                                                         ----------     ----------    ----------
          Total liabilities and stockholders' equity    $  510,489    $   472,681    $  429,269
                                                         ==========     ==========    ==========

Section I, Schedule B - Three Year Summary of Interest Rates and Interest Differential

                                                               Years ended December 31,
                                             2003                         2002                          2001
                                  ------------------------   ---------------------------  ----------------------------
                                          Interest Average             Interest  Average             Interest  Average
                                  Average   Earned   Yield   Average     Earned    Yield  Average      Earned    Yield
                                  Balance       or      or   Balance         or       or  Balance          or       or
                                              Paid    Cost                 Paid     Cost                 Paid     Cost
                                  ------------------------   ---------------------------  ----------------------------
                                  ------------------------   ---------------------------  ----------------------------
                                                                (Dollars in thousands)
Interest earning assets:
  Interest-bearing deposits     $   1,375 $     16   1.16%   $   4,393 $     85    1.93%   $   2,606 $    121    4.65%
  in banks
Available-for-sale securities:
    Taxable                        45,165    1,251   2.77%      27,665    1,005    3.63%      20,589    1,146    5.57%
    Nontaxable (a)                 38,452    2,494   6.49%      35,885    2,470    6.88%      30,683    2,154    7.02%
Fed funds sold                      7,793       83   1.07%       8,422      122    1.45%       5,875      232    3.95%
Loans (a)(b)(c)(e)                376,685   22,565   5.99%     364,583   24,829    6.81%     340,328   28,664    8.42%
All other interest earning assets  11,390      878   7.71%       4,602      266    5.78%       2,440      153    6.27%
                                  -------  ---------------     -------  ----------------    --------  ----------------
Total interest earning assets   $ 480,860 $ 27,287   5.67%   $ 445,550 $ 28,777    6.46%   $ 402,521 $ 32,470    8.07%
                                  =======  ===============     =======  ================    ========  ================

Interest bearing liabilities:
  Savings and NOW accounts      $ 170,170 $    935   0.55%   $ 168,713 $  1,780    1.06%   $ 152,947 $  4,281    2.80%
  Time deposits                   147,728    4,351   2.95%     130,170    4,808    3.69%     124,445    6,965    5.60%
  Short-term borrowings            25,298      244   0.96%      23,048      417    1.81%      20,861      829    3.97%
  Other borrowings                 45,639    1,802   3.95%      39,454    1,737    4.40%      33,618    1,742    5.18%
                                  -------  ---------------     -------  ----------------    --------  ----------------
  Total int.bearing liabilities $ 388,835 $  7,332   1.89%   $ 361,385 $  8,742    2.42%   $ 331,871 $ 13,817    4.16%

                                  =======  ===============     =======  ================    ========  ================

Net interest income/margin(d)             $ 19,955   4.15%             $ 20,035    4.50%             $ 18,653    4.63%
                                           ===============              ================              ================

Non Interest bearing Deposits   $  66,581      -       -     $  61,641 $     -       -     $  53,004 $    -       -
                                  =======  ===============     =======  ================    ========  ================

<F1>
(a) The interest and average yield for nontaxable loans and investments are presented on a federal taxable equivalent basis assuming a 35% tax rate.
<F2>
(b) Loans placed on nonaccrual status have been included in average balances used to determine average rates.
<F3>
(c) Loan interest income includes net loan fees.
<F4>
(d) Net interest earnings divided by total interest-earning assets, with net interest earnings equaling the difference between total interest earned and total interest paid.
<F5>
(e) Net interest income and fees on loans decreased for the years ended 2002 and 2001 in the amounts of $1 million and $528,000 respectively due to a reclassification of gains on the sales of loans.

Section I, Schedule C - Two Year Summary of Rate and Volume Variances



                                                                Years ended December 31,
                                                      2003                                  2002
                                       ------------------------------------   --------------------------------
                                       Inc./(Dec.)                            Inc./(Dec.)
                                          From    Volume (a)   Rate (a)          From    Volume (a)   Rate (a)
                                       Prior Year  Variance    Variance       Prior Year  Variance    Variance
                                       ------------------------------------   --------------------------------
                                                                 (Dollars in thousands)
Interest Income
   Interest-bearing deposits in banks $      (69) $      (7) $     (62)      $      (36) $       57 $     (93)
   Available-for-sale securities:
      Taxable                                 246        527      (281)            (141)        326      (467)
      Nontaxable (b)                           24        171      (147)              316        359       (43)
   Fed funds sold                            (39)       (10)       (29)            (110)         75      (185)
   Loans (b) (c) (d) (e)                  (2,264)        803    (3,067)          (4,362)      1,970    (6,332)
   All other interest earning assets          612        562         50              113        126       (13)
                                       ---------- ---------- ----------       ---------- ---------- ----------
      Total change in interest income     (1,490)      2,046    (3,536)          (4,220)      2,913    (7,133)
                                       ---------- ---------- ----------       ---------- ---------- ----------

Interest Expense
   Savings and NOW accounts                 (845)         15      (860)          (2,501)        402    (2,903)
   Time deposits                            (457)        596    (1,053)          (2,157)        307    (2,464)
   Short-term borrowings                    (173)         38      (211)            (411)         79      (490)
   Other borrowings                            65        255      (190)              (6)        278      (284)
                                       ---------- ---------- ----------       ---------- ---------- ----------
      Total change in interest expense    (1,410)        904    (2,314)          (5,075)      1,066    (6,141)
                                       ---------- ---------- ----------       ---------- ---------- ----------

Net change                            $      (80) $    1,142 $  (1,222)      $       855 $    1,847 $    (992)
                                       ========== ========== ==========       ========== ========== ==========

<F1>
(a) The change in interest due to both rate and volume has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each.
<F2>
(b) The interest and average yield for nontaxable loans and investments are presented on a federal tax equivalent basis assuming a 35% tax rate.
<F3>
(c) Loans placed on nonaccrual status have been included in average balances used to determine average rates.
<F4>
(d)  Loan interest income includes net loan fees.
<F5>
(e) The rate volume variance has been restated for loans in the years ended 2002 and 2001. Reference footnote (e) Section I, Schedule B.

Section II, Schedule A - Investment Portfolio


                                                                     At December 31,
                                                           2003          2002          2001
                                                        ----------    ----------    ----------
                                                               (Dollars in thousands)
Available for Sale:
        U.S. Treasury and other U.S.
         Gov't. Agencies and Corporations            $     43,555   $     48,288  $     25,741
        Obligations of states and
          political subdivisions                           39,117         39,342        33,602
        Other                                                   0              0             0
                                                       ----------     ----------    ----------
          Total                                      $     82,672   $     87,630  $     59,343
                                                       ==========     ==========    ==========

NOTE:
   The aggregate book value of securities from any single issuer does not exceed ten percent of stockholder's equity; except for, securities issued by the U.S. Government and U.S. Government agencies and corporations.


Section II, Schedule B - Investment Securities Maturities and Yield

The following table presents the maturity of securities held on December 31, 2003 and the weighted average yield by range of maturity.

                                                           --------    ---------   ---------     ---------    ---------
                                                                        After        After
                                                                        1 Year       5 Years
                                                            1 Year      Through      Through       After
                                                            or Less     5 Years      10 Years     10 Years      Total
                                                           ---------    ---------   ---------    ---------    ---------
                                                                               (Dollars in thousands)
Available for Sale Securities
      U.S. Treasury and U.S. Gov't agencies and         $     8,207    $  34,789    $     59     $    500     $ 43,555
         Weighted average yield                                4.05%        3.00%       9.64%        6.00%        3.24%
      States of the U.S. and Political                  $     4,376 $     14,387    $ 13,775     $  6,579     $ 39,117
      Subdivisions(b)
         Weighted average yield                                4.66%        6.58%       6.57%        7.24%        6.47%
                                                           ---------    ---------   ---------    ---------    ---------
      TOTAL AVAILABLE FOR SALE                          $    12,583 $     49,176    $ 13,834     $  7,079     $ 82,672

         Weighted Ave. Yield of Total                          4.26%        4.05%       6.58%        7.15%        4.77%
                                                           =========    =========   =========    =========    =========

<F1>
(a)  Includes  mortgage backed  securities at average  maturity  dates.
<F2>
(b) The interest and average yield for nontaxable securities are presented on a federal taxable equivalent basis assuming a 35% tax rate.

Section III, Schedule A - Loan Portfolio

The composition of the loan portfolio at December 31 is presented as follows:


                                            2003            2002            2001            2000            1999
                                        ------------    ------------    ------------    ------------    ------------
                                                                  (Dollars in thousands)
Commercial                           $       27,562  $       26,163  $       27,487  $       26,219  $       28,458
Agricultural production                      24,970          22,175          23,013          11,326          14,965
Real Estate:
   Construction                              43,022          42,370          43,603          42,242          37,796
   Commercial                               101,101          91,769          90,685          85,192          83,592
   Agriculture                               25,886          18,691          12,604           8,732           9,705
   Residential                              178,525         163,888         160,713         135,696         110,793
Municipal                                     3,707           3,309           3,293           4,166           6,141
Consumer (including installment loans)        3,096           3,779           4,674           6,995           7,274
                                        ------------    ------------    ------------    ------------    ------------
     TOTAL                           $      407,869  $      372,144  $      366,072  $      320,568  $      298,724
                                        ============    ============    ============    ============    ============

Section III, Schedule B - Maturities and Sensitivity of Loans to Interest Rates

The following table presents consolidated loan maturities by yearly ranges. Also included for loans after one year are the amounts that have predetermined interest rates and floating adjustable rates.

                                                Loan Maturities                            Amount Over One Year With
                                  ------------------------------------------       -------------------------------------
                                              After 1     After                                     Floating or
                                  1 Year      Through      Five                    Predetermined   Adj. Interest
                                  or Less     5 Years     Years       Total            Rates          Rates       Total
                                  ------------------------------------------       -------------------------------------
                                                                   (Dollars in thousands)
December 31, 2003:
  Comm'l and agricultural     $   35,959   $    11,275  $  5,298  $   52,532     $      16,551    $       22  $   16,573

  Real estate - construction      38,170         4,852         -      43,022             4,852             -       4,852
                                --------      --------   -------    --------        ----------     ----------   --------
          TOTAL               $   74,129   $    16,127 $   5,298  $   95,554     $      21,403    $       22  $   21,425
                                ========      ========  ========    ========        ==========     ==========   ========


Section III, Schedule C - Risk Elements

Non-accrual, Past Due and Renegotiated Loans

                                          2003            2002           2001            2000          1999
                                     -------------------------------------------------------------------------
                                                                (Dollars in thousands)
Non-accrual Loans (a)                  $  2,041        $  2,016       $  1,541         $   827      $  1,256
Past Due 90 days +                           -               -              -               -              2
Restructured Loans                           -               -              -               -             -

(a) Interest which would have been recorded had the loans been on an accrual basis, would have amounted to $45,000 in 2003, $23,000 in 2002, $26,000 in
     2001, $12,000 in 2000, and $36,000 in 1999. Interest income on these loans, which is recorded only when received, amounted to $30,000 in 2003, $23,000 in 2002, $14,000 in 2001, $12,000 in 2000, and $31,000 in 1999.

Non-accrual loans were relatively stable at year end 2003, as compared to 2002, after reflecting charge-offs and non-accrual loans. The increase in non-accrual loans in 2002 from 2001 was primarily due to a small number of new commercial and industrial loans. Based on management's analysis of the loan portfolio there is no specific loss currently anticipated on these loans, although actual results will depend upon future developments and charge-offs are inherent in the banking business.

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

As of December 31, 2003, the Company had loans totaling $18.4 million in addition to those listed as non-accrual, past due or renegotiated that were identified by the Bank's internal asset rating systems as classified assets. This represents a decrease of $5.7 million or 23.7% from 2002. Management is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where full collectibility cannot reasonably be expected. Management has committed resources and is focusing on efforts designed to control the amount of classified assets. The company does not have a substantial portion of its loans concentrated in one or a few industries nor does it have any foreign loans outstanding as of December 31, 2003. Loan concentration by classification can be found in the loan section of Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations. The company's loans are concentrated geographically in the Wisconsin counties of Racine, Walworth, Kenosha, Lafayette, and Green.

Section IV, Schedule A - Summary of Loan Loss Experience

Analysis of the Allowance for Estimated Losses on Loans

                                                                        Years Ended December 31,
                                                     2003          2002          2001           2000           1999
                                                  ----------    ----------    ----------    ----------    ----------
                                                                        (Dollars in thousands)
Balance, beginning of fiscal year                 $   4,988     $   4,367     $   3,927     $   3,581     $   3,421

Charge-offs:
     Commercial                                           7           197            21            51            51
     Agricultural production                             62             0            27             0             0
     Real Estate:
     Construction                                         0             0             0             0             0
     Commercial                                         257           150            27            48             0
     Agriculture                                          0             0             0             0             0
     Other Mortgages                                    132            87            25            40            42
     Consumer (including instalmment loans)              12            23            35            30           104
                                                  ----------    ----------    ----------    ----------    ----------
        Total Charge-offs                               470           457           135           169           197
                                                  ----------    ----------    ----------    ----------    ----------

Recoveries:
     Commercial                                           2             0            16            46             6
     Agricultural production                              0             1             7             0             0
     Real Estate:
     Construction                                         0             0             0             0             0
     Commercial                                           0             0            40             0             0
     Agriculture                                          0             0             0             0             0
     Other Mortgages                                      0             1             5           100             0
     Consumer (including installment loans)               7            14             7             9            21
                                                  ----------    ----------    ----------    ----------    ----------
        Total Recoveries                                  9            16            75           155            27
                                                  ----------    ----------    ----------    ----------    ----------
Net Charge-offs                                         461           441            60            14           170

Provision charged to operations (a)                      90         1,062           500           360           330
                                                  ----------    ----------    ----------    ----------    ----------
Balance, end of fiscal year                    $      4,617  $      4,988  $      4,367  $      3,927  $      3,581
                                                  ==========    ==========    ==========    ==========    ==========
Average amount of loans outstanding
   before allowance for estimated
   losses on loans                             $    376,685  $    364,583  $    340,328  $    309,306  $    283,151
                                                  ==========    ==========    ==========    ==========    ==========

Ratio of net charge-offs during the
   period to average loans outstanding
   during the period                                 0.122%        0.121%        0.018%        0.005%        0.060%

(a) For each year ending December 31, the determination of the additions to loan loss allowance charged to operating expenses was based on an evaluation of the loan portfolio, current domestic economic conditions, past loan losses and other factors.

Section IV,  Schedule B - Allocation of the  Allowance  for Estimated  Losses on
Loans

The following table presents the allowance for estimated losses on loans by type of loans and percentage of loans in each category to total loans:

                                                                         Year Ended December 31,
                                                2003                              2002                           2001
                                   ------------------------------   ------------------------------   -----------------------------
                                    Amount  % of ALL  % to Total     Amount  % of ALL  % to Total     Amount  % of ALL  % to Total
                                                           Loans                            Loans                            Loans
                                   ------------------------------   ------------------------------   -----------------------------
                                                                        (Dollars in thousands)
Commercial Loans (a)               $  3,540     76.6%     44.9%     $  4,402     88.3%     55.0%     $  2,428    55.6%      54.8%


Construction and Land Development       151      3.3%     10.5%            0      0.0%      0.0%            0     0.0%       0.0%

Real Estate-Residential Loans           282      6.1%     43.8%          145      2.9%     44.0%          106     2.4%      43.9%

Consumer Loans                          360      7.8%      0.8%          136      2.7%      1.0%           99     2.3%       1.3%

Unallocated                             284      6.2%       N/A          305      6.1%       N/A        1,734    39.7%        N/A
                                   --------                         --------                         --------
Total                              $  4,617                         $  4,988                         $  4,367

(a) Commercial Loans include commercial real estate, agricultural production and municipal loans.

Section V, Schedule A - Deposits

        The information called for herein is presented in Section I, Schedule B.

Section V, Schedule B - Maturity Schedule for Time Deposits of $100,000 or more as of December 31, 2003

                                                            Over                Over
                                                          3 Months            6 Months
                                      3 Months              thru                thru               Over 12
                                       or Less             6 Months           12 Months             Months
                                     -----------         -----------         -----------         -----------
                                                              (Dollars in thousands)
Certificates of Deposit            $       8,908              13,650              10,774              24,603
                                     ===========         ===========         ===========         ===========

Section VI - Three Year Summary of Return on Equity and Assets for the years ended December 31,

                                                                       2003            2002            2001
                                                                  -------------- --------------- ---------------
Return on average assets                                                  1.19%           1.26%           1.22%

Return on average equity                                                 11.74%          12.92%          12.96%

Dividend payout ratios on common stock                                   19.75%          18.43%          19.33%

Average equity to average assets                                         10.13%           9.75%           9.45%


Section VII - Short-term Borrowings
                                                                            Years Ended December 31,
                                                                       2003            2002           2001
                                                                  -------------- --------------- ---------------
                                                                              (Dollars in thousands)
Securities Sold Under Agreements
      To Repurchase (a)
End of Year:
      Balance                                                         $ 27,421        $ 24,977       $ 26,099
      Weighted Ave. Rate                                                 1.51%           1.13%          2.00%

For the Year:
      Maximum Amount Outstanding                                      $ 31,157        $ 24,977       $ 33,001
      Average Amount Outstanding                                      $ 24,283        $ 22,726       $ 20,395
      Weighted Ave. Rate                                                 0.96%           1.81%          3.96%

(a) Securities sold under repurchase agreements are on a short-term basis by the subsidiary bank at prevailing rates for these funds. The approximate average maturity was 11.0 months, 5.0 months, and 6.0 months for the years 2003, 2002, and 2001, respectively.

ITEM 2: PROPERTIES

The Company owns no properties; it currently occupies space in the buildings that house the Bank's Lake Geneva and Kenosha branches.

First Banking Center

The Bank owns banking facilities in Albany, Burlington, Genoa City, Lake Geneva, Lyons, Monroe, Pell Lake, Pleasant Prairie, Union Grove, Walworth, and Wind Lake. The Bank leases facilities in Darlington, Kenosha and Shullsburg. Each of the bank's offices is well maintained and adequately meets the needs of the bank.

FBC-Burlington, Inc. shares leased office space in Las Vegas, Nevada to house its investment operations.

ITEM 3: LEGAL PROCEEDINGS

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

Information about Officers of the Company is incorporated in the Annual Proxy Statement.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's stock is not actively traded. Robert W. Baird & Co. Incorporated and A.G. Edwards & Sons, Inc., however, do make a market in the stock. The range and sales prices, to the knowledge of the Company, based on information given to the Company by Robert W. Baird & Co. Incorporated, and A.G. Edwards & Sons, Inc., and by parties to sales, are listed below for each quarterly period during the last two years. There may be other transactions of which the Company is not aware.

                                                         2003                                    2002
                                                                   Dividend                               Dividend
                                           Low         High          Paid          Low         High         Paid
                                        -------      -------       --------     -------      -------      --------
First quarter                           $ 44.00      $ 45.25       $   -        $ 38.50      $ 43.00      $  -
Second quarter                          $ 44.00      $ 45.50       $  0.39      $ 42.00      $ 45.00      $ 0.37
Third quarter                           $ 45.00      $ 46.50       $   -        $ 42.00      $ 45.00      $  -
Fourth quarter                          $ 44.00      $ 46.50       $  0.41      $ 43.00      $ 45.00      $ 0.37


There were 796 holders of record of the Company's $1.00 par value common stock on December 31, 2003.

Cash Dividends for the last two years ending 2002 and 2001 are presented in ITEM 6: SELECTED FINANCIAL DATA. Regulations issued by the Federal Reserve Board govern the capital requirements of the Company and the Bank, and thus may affect the amount of dividends which the Company may pay. The applicable dividend restrictions are further discussed in ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA - Note 17 - Regulatory Capital Requirement and restrictions on Dividends.

ITEM 6: SELECTED FINANCIAL DATA


                                    FIRST BANKING CENTER, INC. AND SUBSIDIARIES

                                               FINANCIAL HIGHLIGHTS

-------------------------------------------------------------------------------------------------------------

                                                        (Dollars in thousands of except per share data)

                                                                          December 31,
                                              ---------------------------------------------------------------
                                                   2003         2002          2001         2000         1999
                                              ---------------------------------------------------------------
Interest income                                $  26,396   $  28,873     $  32,163    $  31,286    $  27,692
Interest expense                                   7,332       8,742        13,817       15,200       12,586
                                              ---------------------------------------------------------------
Net interest income                               19,064      20,131        18,346       16,086       15,106
Provision for loan losses                             90       1,062           500          360          330
                                              ---------------------------------------------------------------
Net interest income after
   provision for loan loss                        18,974      19,069        17,846       15,726       14,776
Noninterest Income                                 5,682       4,017         3,480        3,126        2,829
Noninterest Expense                               16,235      15,058        14,292       12,187       11,583
                                              ---------------------------------------------------------------
Income before income taxes                         8,421       8,028         7,034        6,665        6,022
Income taxes                                       2,349       2,069         1,777        1,879        1,860
                                              ---------------------------------------------------------------
Net income                                     $   6,072   $   5,959     $   5,257    $   4,786    $   4,162
                                              ===============================================================
Earnings per common share:
  Basic earnings per share                     $    4.06   $    4.04     $    3.57    $    3.24    $    2.80
  Diluted earnings per share                   $    3.98   $    3.98     $    3.52    $    3.21    $    2.78
Cash dividends per share                       $    0.80   $    0.74     $    0.69    $    0.64    $    0.59
Book value per share (year end)                $   35.67   $   32.61     $   28.67    $   25.69    $   22.59

Year-end assets                                $ 543,917   $ 518,157     $ 475,780    $ 430,858    $ 392,089
Average assets                                   510,489     472,681       429,269      398,264      377,110
Year-end equity capital                           53,540      48,720        42,239       37,948       33,417
Average equity capital                            51,708      46,107        40,554       35,581       33,220

Return on average assets                            1.19%       1.26%         1.22%        1.20%        1.10%
Return on average equity                           11.74%      12.92%        12.96%       13.45%       12.53%


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides additional analysis of the financial statements presented in the Company's annual report and should be read in conjunction with this information. This discussion focuses on the significant factors that affected the Company's financial condition at year end 2003 and 2002, and its results and earnings in 2003, with comparisons to 2002 and 2001. As of December 31, 2003, First Banking Center (the "Bank") was the only direct subsidiary of the Company and its operations contributed nearly all of the Company's revenue for the year. The Company provides various support functions for the Bank and receives payment from the Bank for these services. These inter-company payments are eliminated for the purpose of these consolidated financial statements. The Bank has three wholly owned subsidiaries, FBC Financial Services, Corp., a brokerage and financial services subsidiary, FBC-Burlington, Inc., an investment subsidiary located in Nevada and Burco Holdings, LLC, a real estate subsidiary for the purpose of holding and liquidating property acquired as other real estate.

Overview

As of December 31, 2003, total Company assets were $543.9 million increasing 5.0% from $518.2 million as of December 31, 2002. Net income for 2003 was $6.1 million or $3.98 per diluted share, increasing 1.9% from $6.0 million or $3.98 per diluted share in 2002. The significant items resulting in the above-mentioned results are discussed below.

Financial Condition

Loans

Loans outstanding were $407.9 million and $372.1 million on December 31, 2003 and December 31, 2002 respectively. This represents an increase of $35.8 million or 9.6% during 2003. The most significant change was in Residential Real Estate which grew by $14.6 million or 8.9%. This was primarily a result of lower interest rates attracting a large volume of refinance consumers. Commercial Real Estate and Agricultural Real Estate loans grew $9.3 million or 10.1% and $7.2 million or 38.5% primarily due to increased efforts by the Company to expand its lending in these areas. The following table summarizes the changes during 2003 in the major loan classifications.


                                                                                                As a % of Total Loans
                                                Balance December 31,       Change in               on December 31,
                                                 2003           2002        Balance              2003           2002
                                             ------------------------------------------     -----------------------------
                                                       (Dollars in millions)
Residential Real Estate                        $178.5         $163.9         $14.6              43.8%          44.0%
Commercial Real Estate                          101.1           91.8           9.3              24.8%          24.7%
Construction and Land Development                43.0           42.4           0.6              10.5%          11.4%
Commercial                                       27.6           26.2           1.4               6.8%           7.0%
Agricultural Real Estate                         25.9           18.7           7.2               6.4%           5.0%


Allowance for Loan Losses

The allowance for possible loan losses was $4.6 million or 1.13% of gross loans on December 31, 2003, compared with $5.0 million or 1.34% of gross loans on December 31, 2002. Net charge-offs for 2003 were $461,000 or .11% of gross loans, compared to net charge-offs of $441,000 or .11% of gross loans for 2002. As of December 31, 2003, loans on non-accrual status totaled $2.0 million or ..49% of gross loans compared to $2.0 million or .54% of gross loans on December 31, 2002. The non-accrual loans consisted primarily of $1.4 million of residential real estate loans, $314,000 of nonresidential real estate, $194,000 of commercial loans, and $75,000 of farmland real estate. On December 31, 2003, the ratio of non-accrual loans to the allowance for loan losses was 44.20% compared to 40.41% on December 31, 2002.

The Company's allocation of its allowance for loan losses can be found in "Allocation of the Allowance for Estimated Losses on Loans" Section IV, at the table provided pursuant to Schedule B, in Part I, Item 1 of this Form 10-K, which is incorporated by reference. A discussion of the changes in the allocations for the last three years can be found in the following three paragraphs.

During the second half of 2003, the Company began to see some signs of improvement in the local commercial real estate market. In reviewing its commercial loan portfolio, taking into to account improvements in the local market, the Company decreased its loan loss reserve allocation for commercial loans by $711,000 or 16.2% from December 31, 2002 to December 31, 2003. In view of this determination, and the relatively large provision taken in 2002, the Company also reduced the level of its provision for loan losses in 2003; the amount of the allowance decreased because net charge offs for the year were higher than the provision.

During 2002, the Company continued to refine its identification and allocation process regarding possible loan losses. During the fourth quarter of 2002 the Company increased its allocation for commercial loans due to weakness in commercial real estate values in its markets, and this was reflected in the provision in 2002.

The adequacy of the allowance for estimated losses on loans was determined by management based on factors that included the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, economic conditions and other factors that, in management's judgment, deserved evaluation in estimating loan losses. To ensure that an adequate allowance was maintained, provisions were made based on the increase in loan balances and a detailed analysis of the loan portfolio.

The loan portfolio is analyzed quarterly. This quarterly analysis incorporates the Bank's internal loan grading system. All loans identified as having potential weaknesses that deserve management's close attention, loans graded substandard and loans graded loss or doubtful are further reviewed to assess the actual exposure present.

Although management believes that the allowance for estimated losses on loans at December 31, 2003 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that the Bank will not be required to make additional provisions for loan losses in the future. Asset quality is a priority for the Bank and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality.

Investments securities - Available for Sale

The fair value of the securities available-for-sale portfolio decreased $5.0 million or 5.7% from December 31, 2002. For the purposes of this discussion, changes in investment security balances are based on amortized costs. The decrease came from three areas of the portfolio. The Company purchased $56.0 million of U.S. Government Agency Notes and U.S. Government Agency mortgage-backed securities, $5.3 million of municipal securities, $3.0 million of Commercial Paper and $500,000 of Corporate Bonds. The company sold $9.1 million of U.S. Government Agency Notes and of U.S. Government Agency mortgage-backed securities and $200,000 of municipal securities. There were maturities and calls of $50.9 million of U.S. Government Agency Notes and U.S. Government Agency mortgage-backed securities, $5.6 million of municipal securities and $3.1 million of Commercial Paper and Certificates of Deposit.

Deposits

Total deposits were $470.5 million on December 31, 2003 compared to $393.8 million on December 31, 2002. This is an increase of $13.7 million or 3.5%. The following table summarizes the changes during 2003 in the major classifications of deposits and borrowed funds. Most of this change was the result of a new interest bearing checking account which was offered in September, 2003. Customers have been switching from a non-interest bearing checking account to this new interest bearing account. In addition, a new premium money market account was introduced in December, 2003. On April 11, 2003, the Company purchased $10.3 million of deposits from North Shore Bank, FSB located in Walworth, Wisconsin, at a premium of 8% and transferred the deposits to its existing Walworth branch.

                                                          Dec. 31,         Dec. 31,             Change in
                                                            2003             2002                Balance
                                                       -------------------------------         -----------
                                                                         (Amounts in millions)
Money Market and Savings                                 $  149.2         $  144.8                $ 4.4
NOW Accounts                                                 45.2             29.6                 15.6
Demand  Deposits                                             68.0             73.0                 (5.0)
Time Deposits less than $100,000                             87.1             90.2                 (3.1)
Time Deposits equal or greater than $100,000                 57.9             56.2                  1.7


Borrowed Funds

Total borrowed funds were $78.8 million on December 31, 2003 compared to $71.8 million on December 31, 2002. This is an increase of $7.0 million or 9.7%. The Company increased its borrowings because demand for loans grew faster than deposits during 2003. The following table summarizes the changes during 2003 in the major classifications of deposits and borrowed funds.

                                                          Dec. 31,         Dec. 31,             Change in
                                                            2003             2002                Balance
                                                       -------------------------------         -----------
                                                                         (Amounts in millions)
Securities sold under agreement to repurchase            $   27.4         $   25.0                $ 2.4
Federal Home Loan Borrowings                                 44.2             46.3                 (2.1)
Federal Funds Borrowed                                        6.7               -                   6.7



Further information regarding our FHLB borrowings is included in Note 9 of our Consolidated Financial Statements.

Capital resources

During 2003, the Company's stockholders' equity increased $4.8 million or 9.9%. Net income of $6.1 million was the primary reason for the increase in equity. In addition, net unrealized gain/loss on available for sale securities decreased $274,000 to $1.3 million and the Company raised $248,000 through the issuance of stock under its incentive stock plan. These factors were offset by the Company's purchase of $172,000 of treasury stock during 2003 and cash dividends paid in 2003 of $1.2 million or $.80 per share.

Under the Federal Reserve Board's risk-based guidelines, capital is measured against the Company's subsidiary bank's risk-weighted assets. The Company's tier 1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 12.5% at December 31, 2003, well above the 4% minimum required. Total capital to risk-adjusted assets was 13.6%, also well above the 8% minimum requirement. The leverage ratio was at 9.7% compared to the 4% minimum requirement. According to FDIC capital guidelines, the subsidiary bank is considered to be "well capitalized."

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

The Bank's strategy with respect to asset/liability management is to maximize net interest income while limiting its exposure to a potential downward movement. Strategy is implemented by the Bank's management, which takes action based upon its analysis of the Bank's present positioning, its desired future positioning, economic forecasts, and its goals. It is the Bank's policy to maintain a cumulative GAP of positive or negative 15% of rate sensitive assets at the 1-year time frame. The current percentage is a positive 20%, which compares to a positive 20% as of December 31, 2002. Although a positive GAP of 20% is outside of the target range the Company feels the current positive position is acceptable and will help to maximize income in the event interest rates rise. However, if interest rates decline, this may have an adverse effect on the Company's income.

Liquidity

Liquidity measures the ability of the Bank to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $23.3 million at December 31, 2003, compared with $33.7 million at December 31, 2002. The Bank has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. In 2003, the Company increased its use of borrowings somewhat because deposit growth did not keep pace with loan growth. First Banking Center also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities. Although changes in interest rates could negatively impact liquidity, the Company feels it has adequate sources to meet its liquidity needs. Any effects changes in interest rates have on income would have minimal effect on liquidity.

The cash position of the Bank is determined by activity in three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. As a net result of these activities, the Company's cash decreased slightly in 2003. Net cash provided by operating activities was $8.0 million for fiscal 2003 compared to $7.1 million for fiscal 2002. This was primarily a result of net secondary market loan proceeds over originating secondary market loans and the acquisition of other real estate in settlement of loans recorded in other assets. Net cash used in investing activities, consisting principally of loan funding and the purchase of securities, was $29.9 million for fiscal 2003 and $41.2 million for fiscal 2002. Net cash provided by financing activities, consisting principally of deposit growth and short term borrowings, was $19.7 million for fiscal 2003 and $35.6 million for fiscal 2002.

Total cash increased slightly in 2002. Net cash provided by operating activities was $7.1 million for fiscal 2002 compared to $234,000 used in fiscal 2001, primarily a result of an equivalent level of originating secondary market loans to secondary market loan proceeds during 2002. Net cash used in investing activities, consisting principally of loan funding and the purchase of securities, was $41.2 million for fiscal 2002 and $48.2 million for fiscal 2001. Net cash provided by financing activities, consisting principally of deposit growth, was $35.6 million for fiscal 2002 and $39.9 million for fiscal 2001.

Contractual Commitments and Obligations

The Company's contractual obligations and commercial commitments are discussed in various parts of this document. Information in the following table provides a summary of the Company's other contractual obligations and commercial commitments as of December 31, 2003, as well as that information for its depository products:


                                                                       Payments Due by Fiscal Period
                                                                              (in thousands)
                                            -----------------------------------------------------------------------------
Contractual Obligations (a)                                  Remaining in      2005-2006       2007-2008       2009 and
                                                Total            2004                                         thereafter
                                            -----------------------------------------------------------------------------
Deposits, Certificates of Deposit            $ 145,072         $  82,174       $  54,642       $  7,964        $   292
  and similar products
Capital Lease Obligations                         -                 -               -              -               -
Short-term Obligations                  (b)     34,176            34,176
Other Borrowings                        (c)     44,673            19,402          11,060         11,211          3,000
Operating leases                                   332                95             174             63            -
Unconditional purchase                            -                 -               -              -               -
  obligations
Other long-term obligations             (d)      2,472               194             357            287          1,634
                                            -----------------------------------------------------------------------------
  Total contractual cash
    obligations                              $ 226,725         $ 136,041       $  66,233       $ 19,525        $ 4,926
                                            =============================================================================



Notes
<F1>
(a)  Excluding the "off balance sheet" lending commitments discussed below.
<F2>
(b) See Note 8 in the Notes to Consolidated Financial Statements for a description of the Company's various short-term borrowings. Many short-term borrowings such as fed funds purchased and security repurchase agreements are expected to be reissued and, therefore, do not necessarily represent an immediate need for cash.
<F3>
(c) See Note 9 in the Notes to Consolidated Financial Statements for a description of the Company's various other borrowings.
<F4>
(d) As of December 31, 2003, other long-term obligations consisted primarily of Salary continuation agreements and Benefit Plans. See Exhibits 10.1, 10.2,
     10.3 and 10.4 for a detailed description of the Company's Salary continuation agreements and Benefit Plans.


Off Balance Sheet Obligations

In the ordinary course of its banking business, the Bank regularly makes commitments that are not included on the Company's balance sheet. These commitments at December 31, 2003, which are most frequently commitments to lend funds, are summarized below:

Commitments to extend credit
  Unused revolving home equity,                  $ 18,507
    consumer and credit card lines
    of credit
  Unused commercial lines of                       65,467
    of credit
Standby letters of credit                           3,070


In the ordinary course of business, the Bank also makes commitments to extend credit that are not reflected in the table above. However, the Bank does not believe that there are any material unfunded loan commitments that are not covered in the table above.

Management believes that the Bank has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions.

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

Forward Looking Statements- Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Bank's future plans, strategies and expectations are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. First Banking Center's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the Bank's operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, our implementation of new technologies, First Banking Center's ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Results of operations

Net Interest Income

Net interest income is the difference between interest income and fees on loans and interest expense, and is the largest contributing factor to net income for the Company. All discussions of interest income and rate are on a tax-equivalent basis, which accounts for income earned on securities that are not fully subject to federal taxes. Net interest margin/income was $20.0 million, $20.0 million and $18.6 million for 2003, 2002 and 2001 respectively. Net interest margin/income as a percentage of average earning assets was 4.2%, 4.5% and 4.6% in 2003 and 2002 and 2001 respectively. The decrease in net interest income/margin in 2003 was the result of declining interest rates which caused net interest income to grow slower than average earning assets.


                                                                      Years ended December 31,
                                                  2003                          2002                          2001
                                       ----------------------------  -----------------------------    ---------------------------
                                                Interest  Average                Interest  Average             Interest  Average
                                       Average   Earned    Yield     Average      Earned    Yield     Average   Earned    Yield
                                       Balance   or Paid  or Cost    Balance     or Paid   or Cost    Balance   or Paid  or Cost
                                       ----------------------------  -----------------------------    ---------------------------
Interest earning assets:
  Interest-bearing deposits in banks  $   1,375   $     16    1.16%   $   4,393  $     85    1.93%   $   2,606  $    121    4.65%

  Available-for-sale securities:
      Taxable                            45,165      1,251    2.77%      27,665     1,005    3.63%      20,589     1,146    5.57%
      Nontaxable (a)                     38,452      2,494    6.49%      35,885     2,470    6.88%      30,683     2,154    7.02%
  Fed funds sold                          7,793         83    1.07%       8,422       122    1.45%       5,875       232    3.95%
  Loans (a)(b)(c)(e)                    376,685     22,565    5.99%     364,583    24,829    6.81%     340,328    28,664    8.42%
  All other interest earning assets      11,390        878    7.71%       4,602       266    5.78%       2,440       153    6.27%
                                       ----------------------------   ----------------------------    ---------------------------
  Total interest earning  assets      $ 480,860   $ 27,287    5.67%   $ 445,550  $ 28,777    6.46%   $ 402,521  $ 32,470    8.07%
                                       ============================   ============================    ===========================

Interest bearing liabilities:
  Savings and NOW accounts            $ 170,170        935    0.55%   $ 168,713  $  1,780    1.06%   $ 152,947  $  4,281    2.80%
  Time deposits                         147,728      4,351    2.95%     130,170     4,808    3.69%     124,445     6,965    5.60%
  Short-term borrowings                  25,298        244    0.96%      23,048       417    1.81%      20,861       829    3.97%
  Other borrowings                       45,639      1,802    3.95%      39,454     1,737    4.40%      33,618     1,742    5.18%
                                       ----------------------------   ----------------------------    ---------------------------
  Total int.bearing liabilities       $ 388,835      7,332    1.89%   $ 361,385  $  8,742    2.42%   $ 331,871  $ 13,817    4.16%
                                       ============================   ============================    ===========================

Net interest income/margin(d)                     $ 19,955    4.15%              $ 20,035    4.50%              $ 18,653    4.63%
                                                  =================              =================              =================

Non Interest bearing Deposits         $  66,581      -        -       $  61,641  $   -        -      $  53,004   $  -        -
                                       ============================    ===========================    ===========================

<F1>
(a) The interest and average yield for nontaxable loans and investments are presented on a federal taxable equivalent basis assuming a 35% tax rate.
<F2>
(b) Loans placed on nonaccrual status have been included in average balances used to determine average rates.
<F3>
(c) Loan interest income includes net loan fees.
<F4>
(d) Net interest earnings divided by total interest-earning assets, with net interest earnings equaling the difference between total interest earned and total interest paid.
<F5>
(e) Net interest income and fees on loans decreased for the years ended 2002 and 2001 in the amounts of $1 million and $528,000 respectively due to a reclassification of gains on the sales of loans.


The major component of interest income and fees on loans is the interest generated by loans. Although the average balances for outstanding Loans increased during 2003, interest rates declined significantly enough that interest income and fees on Loans decreased $2.3 million.

The major components of interest expense are interest paid on Certificates of Deposit (Time deposits) and on Money Market Deposits. Interest expense on Savings and NOW Accounts and Time Deposits decreased $845,000 and $457,000 respectively primarily due to a decrease in interest rates paid on those accounts.

Provision for loan losses

During 2003, $90,000 was charged to current earnings and added to the allowance for loan losses. In 2002 and 2001, $1.1 million and $500,000, respectively, was charged to earnings and added to the allowance for loan losses. The significant differences in the provision for loan losses among the years 2003, 2002 and 2001 are based on management's analysis and perception of the Bank's loans are loan markets, and developments in them, during those years. The 2001 provision was somewhat increased from the range of provisions for the prior several years. In 2002, however, the Bank began to experience increasing concern with the loan portfolio, in particular commercial loans. Net charge-offs increased from $60,000 in 2001 to $441,000 in 2002, and non-accrual loans increased by approximately $0.5 million during that period, after having increased more significantly in 2001. As a result of these developments, management determined to significantly increase the amount of the provision in 2002.

Although the Bank again experienced a relatively high amount of net charge-offs in 2003, $461,000, management also perceived a significant stabilization, and some respects improvement, in business conditions in the Bank's primary lending area and improvement in the balance of its loan portfolio during 2003. The result of this stabilization, and reflecting the increased level of the allowance for loan losses at the end of 2002, management significantly reduced the amount of the provision in 2003. Management continues to carefully monitor the allowance, and will make provisions as appropriate to reflect its perception of the Bank's loan portfolio.

See "Financial Condition-Allowance for Loan Losses" for a description of the processes which the Company uses in determining the amount of the provision and the allowance for loan losses.


Non-interest income

Non-interest income increased $658,000 or 13.1% during 2003. The increase was primarily the result of $767,000 of increased gains from the sales of loans and a $94,000 increase in securities gains. These gains were offset by $197,000 decrease in commissions and slightly decreased net fees and service charges on deposit accounts. The significant increase in gains in the sale of loans results from continuing significantly increased refinancing activity due to the decrease in market interest rates. The Bank generally resells these loans on the market. In late 2003 and continuing into 2004, however, interest rates stabilized and this refinancing activity significantly diminished. The Company therefore expects gains from the sales of the loans to decrease in 2004.

Non-interest income increased $1.0 million or 25.3% During 2002. The increase came in primarily two area. Service charges on deposit accounts increased $357,000 as the number of accounts grew and charges for some services were increased. Commission Income from investment services increased $76,000 as sales of annuities were strong during 2002.

Non-interest expense

Non-interest expense increased $1.2 million during 2003. Salaries and benefits increased $362,000 due to normal wage increases. Data processing costs increased $126,000 due to the inflation clause in the main service provider's contract as well as increased volumes and additional services used. Occupancy expense increased $113,000 primarily due to the addition of the Shullsburg branch and renovation of the Wind Lake branch. Equipment expense decreased $100,000 due primarily to a decrease in rental/lease equipment. Other expenses increased $676,000 primarily due to increased Advertising, Business Development activities and the opening of the Shullsburg branch.

Non-interest expense increased $766,000 or 5.4% during 2002. Salaries and benefits increased $782,000 due to normal wage increases, increased commissions and bonuses tied to loan fee income and annuity sales and increased health insurance costs. Data processing costs increased $77,000 due to the inflation clause in the main service provider's contract as well as increased volumes and additional services used. Equipment expense increased $161,000 due primarily to increases on maintenance contracts on equipment and software. Other operating expenses decreased $293,000 due to expense controls put in place by the Company, partially offsetting the increases.

Income Taxes

Income tax expense for the year ended December 31, 2003 was $2.3 million compared to $2.1 million for 2002. The effective tax rate increased to 27.9% for the year ended December 31, 2002 compared to 25.8% in 2002.

Income tax expense for the year ended December 31, 2002 was $2.1 million compared to $1.8 million for 2001. The effective tax rate increased to 25.8% for the year ended December 31, 2002 from 25.3% in 2001.

Like many Wisconsin financial institutions, the Bank has a non-Wisconsin subsidiary which holds and manages investment assets, the income from which has not yet been subject to Wisconsin tax. The Wisconsin Department of Revenue has instituted an audit program, including an audit of the Bank, specifically aimed at out of state bank subsidiaries and has indicated that it may withdraw favorable rulings previously issued in connection with such subsidiaries. As a result of these developments, the Department may take the position that the income of the out of state subsidiaries is taxable in Wisconsin, which will likely be challenged by financial institutions in state. If the Department is successful in its efforts, it could result in a substantial negative impact on the earnings of the Bank.

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

Allowance for Loan Losses

Management believes the allowance for loan losses accounting policy is critical to the portrayal and understanding of our financial condition and results of operations. As such, selection and application of this "critical accounting policy" involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results or operations is a reasonable likelihood. For further detail, see the explanations under "Loans" above.


Recent changes in Accounting Policies, and their Effects

The company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company's consolidated financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements contained herein and updated as necessary in its Quarterly Reports on Form 10Q.

The information called for herein is incorporated by reference from Note 1 included in the "Notes to Consolidated Financial Statements".

Quarterly Results of Operations (Unaudited)

         Quarterly results of operations are as follow:

                                                                     Quarter Ended
                                                  MAR 2003      JUN 2003       SEP 2003        DEC 2003
                                               -----------------------------------------------------------
                                                                 (Amounts in thousands)
Total interest income                         $      6,383         6,565          6,805           6,643
Total interest expense                               1,994         1,892          1,729           1,717
                                               -----------------------------------------------------------
Net interest income                                  4,389         4,673          5,076           4,926

Provision for loan losses                               90           -              -               -
Other income                                         1,395         1,528          1,617           1,142
Other expense                                        3,816         3,928          4,044           4,447
                                               -----------------------------------------------------------
Income before income taxes                           1,878         2,273          2,649           1,621
Applicable income taxes                                490           640            796             423
                                               -----------------------------------------------------------

                Net Income                    $      1,388         1,633          1,853           1,198
                                               ===========================================================
Net income per share:
                Basic                         $       0.93          1.09           1.24            0.80
                                               ===========================================================
                Diluted                       $       0.91          1.07           1.21            0.79
                                               ===========================================================



                                                                     Quarter Ended
                                                  MAR 2002      JUN 2002       SEP 2002        DEC 2002
                                               -----------------------------------------------------------
                                                                 (Amounts in thousands)
Total interest income                         $      6,976         6,995          6,874           7,021
Total interest expense                               2,246         2,128          2,188           2,180
                                               -----------------------------------------------------------
Net interest income                                  4,730         4,867          4,686           4,841

Provision for loan losses                               90            90             91             791
Other income                                         1,085         1,098          1,297           1,544
Other expense                                        3,564         3,526          3,716           4,252
                                               -----------------------------------------------------------
Income before income taxes                           2,161         2,349          2,176           1,342
Applicable income taxes                                570           638            619             242
                                               -----------------------------------------------------------

                Net Income                    $      1,591         1,711          1,557           1,100
                                               ===========================================================
Net income per share:
                Basic                         $       1.08          1.16           1.06            0.74
                                               ===========================================================
                Diluted                       $       1.06          1.14           1.03            0.75
                                               ===========================================================



Gain on the sale of loans for each of the quarters in 2002 and the first three quarters in 2003 has been reclassified from interest income on loan and fees to non-interest income. The reclassifications had no effect on reported amounts of net income or stockholder's equity.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

First Banking Center, like other financial institutions, is subject to direct and indirect market risk. Direct market risk exists from changes in interest rates. The Bank's net income is dependent on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income.

Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net income.

In an attempt to manage its exposure to changes in interest rates, management monitors First Banking Center's interest rate risk. The Asset/Liability Committee meets quarterly to review First Banking Center's interest rate risk position and profitability, and to make or recommend adjustments for consideration by the Board of Directors. Management also reviews the Bank's securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. Notwithstanding the Bank's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

In adjusting the Bank's asset/liability position, the Board and management attempt to manage the Bank's interest rate risk while maintaining or enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long-term and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Bank's interest rate risk position somewhat in order to increase its net interest margin. The Bank's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long-term and short-term interest rates.

One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance-sheet contracts. The following table sets forth, at December 31, 2003 and December 31, 2002, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ or - 200 basis points).



Change in
Interest Rates                      Estimated NPV                           Estimated Increase(Decrease) in NPV
-----------------------------------------------------------------     ---------------------------------------------
(Basis points)          December 31, 2003      December 31, 2002          December 31, 2003      December 31, 2002
-----------------------------------------------------------------     ---------------------------------------------
+200                               48,285                 45,323                    (1,041)                (1,283)
+100                               49,326                 46,607                    (1,192)                (1,461)
---                                50,518                 48,068                         -                      -
-100                               52,064                 49,092                     1,546                  1,024
-200                               54,332                 51,212                     2,268                  2,120


The Bank does not currently engage in trading activities or use derivative instruments to control interest rate risk. Such activities may be permitted with the approval of the Board of Directors. The Bank may engage in such activities in the near future. Interest rate risk is the most significant market risk affecting the bank. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Bank's business activities.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                                            FIRST BANKING CENTER, INC.
                                                  AND SUBSIDIARY
                                               Burlington, Wisconsin
                                         Consolidated Financial Statements
                                      Including Independent Auditors' Report
                                            December 31, 2003 and 2002
--------------------------------------------------------------------------------

                                                 TABLE OF CONTENTS

Independent Auditors' Report                                                  29


Consolidated Balance Sheets
   December 31, 2003 and 2002                                                 30

Consolidated Statement of Income
   Years Ended December 31, 2003, 2002 and 2001                               31


Consolidated Statements of Change in Stockholders' Equity
   Years Ended December 31, 2003, 2002 and 2001                               32


Consolidated Statements of Cash Flows
   Years Ended December 31, 2003, 2002 and 2001                            33-34


Notes to Consolidated Financial Statements                                 35-58

Independent Auditor's Report



To the Stockholders and Board of Directors
First Banking Center, Inc. and Subsidiary
Burlington, Wisconsin


We have audited the accompanying consolidated balance sheets of First Banking Center, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Banking Center, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

                                                         McGladrey & Pullen, LLP

Madison, Wisconsin
January 23, 2004


FIRST BANKING CENTER, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
December 31, 2003 and 2002


ASSETS                                                                               2003              2002
----------------------------------------------------------------------------------------------------------------
                                                                                 (Amounts in thousands, except
                                                                                   share and per share data)
Cash and due from banks                                                           $  19,960         $  22,203
Federal funds sold                                                                    3,047            11,058
Interest-bearing deposits in banks                                                      274               441
Available-for-sale securities                                                        82,672            87,630
Loans, less allowance for loan losses of $4,617
   and $4,988 at 2003 and 2002, respectively                                        403,252           367,156
Office buildings and equipment, net                                                  11,818            10,576
Other real estate owned                                                               1,899               -
FHLB stock                                                                           11,755            10,488
Other assets                                                                          9,240             8,605
                                                                                  ------------------------------

       Total assets                                                               $ 543,917         $ 518,157
                                                                                  ==============================


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
     Demand                                                                       $  67,961         $  72,957
     Savings and NOW accounts                                                       194,419           174,431
     Time                                                                           145,072           146,413
                                                                                  -------------------------------
       Total deposits                                                               407,452           393,801
   Short-term borrowings                                                             34,176            25,077
   Other borrowings                                                                  44,673            46,755
   Other liabilities                                                                  4,076             3,804
                                                                                  -------------------------------

       Total liabilities                                                            490,377           469,437
                                                                                  -------------------------------

Stockholders' Equity:
   Common stock, $1.00 par value, 3,000,000 shares authorized;
     1,501,277 and 1,494,029 shares issued as of December 31, 2003 and 2002; 1,500,760 and 1,494,029 shares outstanding as of
     December 31, 2003 and 2002;                                                      1,501             1,494
   Surplus                                                                            4,612             4,375
   Retained earnings                                                                 46,161            41,287
   Accumulated other comprehensive income                                             1,290             1,564
   Common stock in treasury, at cost
    517 shares 2003, none 2002                                                          (24)              -
                                                                                  -------------------------------

       Total stockholders' equity                                                    53,540            48,720
                                                                                  -------------------------------

       Total liabilities and stockholders' equity                                 $ 543,917         $ 518,157
                                                                                  ===============================

See Notes to Consolidated Financial Statements.

FIRST BANKING CENTER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2003, 2002, and 2001


                                                                           2003           2002           2001
------------------------------------------------------------------------------------------------------------------
                                                                          (Amounts in thousands, except
                                                                            share and per share data)
Interest income:
   Interest and fees on loans                                          $  22,522       $ 24,758       $ 28,562
   Interest and dividends on securities:
     Taxable                                                               1,251          1,005          1,146
     Nontaxable                                                            1,646          1,630          1,421
   Interest on federal funds sold                                             83            122            232
   Interest on interest-bearing deposits in banks                             16             85            121
   Other interest                                                            878            266            153
                                                                       -------------------------------------------
      Total interest income                                               26,396         27,866         31,635
                                                                       -------------------------------------------

Interest expense:
   Interest on deposits                                                    5,286          6,588         11,246
   Interest on short-term borrowings                                         244            417            825
   Interest on other borrowings                                            1,802          1,737          1,746
                                                                       -------------------------------------------
      Total interest expense                                               7,332          8,742         13,817
                                                                       -------------------------------------------

      Net interest income                                                 19,064         19,124         17,818

   Provision for loan losses                                                  90          1,062            500
                                                                       -------------------------------------------
      Net interest income after provision for loan losses                 18,974         18,062         17,318
                                                                       -------------------------------------------

Noninterest income:
   Trust fees                                                                493            485            513
   Service charges on deposit accounts                                     1,856          1,934          1,577
   Commissions                                                               190            387            311
   Automated banking fees                                                    651            597            541
   Securities gains, net                                                     107             13            (1)
   Loan gains, net                                                         1,774          1,007            528
   Other                                                                     611            601            539
                                                                       -------------------------------------------
      Total noninterest income                                             5,682          5,024          4,008
                                                                       -------------------------------------------

Noninterest expenses:
   Salaries and employee benefits                                          9,176          8,814          8,032
   Occupancy                                                               1,092            979            940
   Equipment                                                               1,443          1,543          1,382
   Data processing services                                                1,027            901            824
   Other                                                                   3,497          2,821          3,114
                                                                       -------------------------------------------
      Total noninterest expenses                                          16,235         15,058         14,292
                                                                       -------------------------------------------

      Income before income taxes                                           8,421          8,028          7,034

   Income taxes                                                            2,349          2,069          1,777
                                                                       -------------------------------------------

      Net income                                                       $   6,072       $  5,959       $  5,257
                                                                       ===========================================

Basic earnings per share                                               $    4.06       $   4.04       $   3.57
                                                                       ===========================================

Diluted earnings per share                                             $    3.98       $   3.98       $   3.52
                                                                       ===========================================

Weighted average common shares outstanding                             1,496,470      1,474,060      1,473,197
                                                                       ===========================================

Weighted average common and equivalent common
   shares outstanding                                                  1,524,323      1,498,485      1,491,878
                                                                       ===========================================

See Notes to Consolidated Financial Statements.

FIRST BANKING CENTER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2003, 2002, and 2001

                                                                                 Accumulated
                                                                                    Other
                                                  Common               Retained  Comprehensive  Treasury
                                                  Stock      Surplus   Earnings  Income (Loss)   Stock      Total
---------------------------------------------------------------------------------------------------------------------
                                                     (Amounts in thousands, except for share and per share data)
Balance, December 31, 2000                      $    1,489  $  4,178   $ 32,525   $     208   $   (452)   $  37,948
                                                                                                           ----------
  Comprehensive income:
  Net income                                          -         -         5,257          -         -          5,257
  Change in net unrealized gains on
    available-for-sale securities                     -         -          -            506        -            506
  Reclassification adjustment for losses
    included in net income                            -         -          -             (1)       -             (1)
  Income tax effect                                   -         -          -           (171)       -           (171)
                                                                                                           ----------
        Comprehensive income                                                                                  5,591
                                                                                                           ----------
  Purchase of 15,660 shares of treasury stock         -         -          -             -        (606)        (606)
  Cash dividends paid - $0.69 per share               -         -        (1,016)         -         -         (1,016)
  Tax benefit of nonqualified stock options
    exercised                                         -            6       -             -         -              6
  Sale of 11,835 shares of treasury stock for
    the exercise of stock options                     -         -          (117)         -         433          316
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                           1,489     4,184     36,649         542       (625)      42,239

  Comprehensive income:
  Net income                                          -         -         5,959          -         -          5,959
  Change in net unrealized gains on
    available-for-sale securities                     -         -          -          1,536        -          1,536
  Reclassification adjustment for gains
    included in net income                            -         -          -             13        -             13
  Income tax effect                                   -         -          -           (527)       -           (527)
                                                                                                           ----------
        Comprehensive income                                                                                  6,981
                                                                                                           ----------
  Sale of 4,649 shares of common stock for
    exercise of stock options                            5       162       -             -         -            167
  Purchase of 5,700 shares of treasury stock          -         -          -             -        (252)        (252)
  Cash dividends paid - $0.74 per share               -         -        (1,098)         -         -         (1,098)
  Tax benefit of nonqualified stock options
    exercised                                         -           29       -             -         -             29
  Sale of 21,883 shares of treasury stock for
    the exercise of stock options                     -         -          (223)         -         877          654
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                           1,494     4,375     41,287       1,564        -         48,720
                                                                                                           ----------
  Comprehensive income:
  Net income                                          -         -         6,072          -         -          6,072
  Change in net unrealized gains (losses)on
    available-for-sale securities                     -         -          -           (522)       -           (522)
  Reclassification adjustment for gains included
    in net income                                     -         -          -            107        -            107
  Income tax effect                                   -         -          -            141        -            141
                                                                                                           ----------
        Comprehensive income                                                                                  5,798
                                                                                                           ----------
  Sale of 7,248 shares of common stock for
    exercise of stock options                            7       248       -             -         -            255
  Purchase of 3,773 shares of treasury stock          -         -          -             -        (172)        (172)
  Cash dividends paid - $0.80 per share               -         -        (1,198)         -         -         (1,198)
  Tax benefit of nonqualified stock options
    exercised                                         -           11       -             -         -             11
  Sale of 3,256 shares of treasury stock
    for the exercise of stock options                 -          (22)      -             -         148          126
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                      $    1,501  $  4,612  $  46,161   $   1,290   $    (24)   $  53,540
                                                =====================================================================

See Notes to Consolidated Financial Statements.

FIRST BANKING CENTER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002, and 2001


                                                                       2003           2002          2001
-------------------------------------------------------------------------------------------------------------
                                                                            (Amounts in thousands)
Cash Flows From Operating Activities
  Net income                                                       $   6,072      $   5,959     $   5,257
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                                       969            869           798
      Provision for loan losses                                           90          1,062           500
      Loan gains, net                                                 (1,774)        (1,007)         (528)
      Deferred income taxes                                              378            (24)           (9)
      Amortization of premiums and accretion of
        discounts on securities, net                                     472            115            59
      Amortization                                                       170            101           102
      Investment securities (gains) losses                              (107)           (13)            1
      Tax benefit of nonqualified stock options exercised                 11             29             6
      Increase in other assets                                        (4,910)          (374)       (2,000)
      Increase (decrease) in other liabilities                           270           (277)         (193)
                                                                   ------------------------------------------
        Net cash provided by operations before loan
          origination and sales                                        1,641          6,440         3,993
      Loans originated for sale                                      (69,277)       (82,908)      (94,362)
      Proceeds from sales of loans                                    75,639         83,547        90,135
                                                                   ------------------------------------------

        Net cash provided by (used in) operating activities            8,003          7,079          (234)
                                                                   ------------------------------------------

Cash Flows From Investing Activities
  Net (increase) decrease in interest-bearing deposits in banks          167           (174)          429
  Net (increase) decrease in federal funds sold                        8,011            952       (12,010)
  Proceeds from sales of available-for-sale securities                 9,370          7,615        21,241
  Proceeds from maturities and calls of
    available-for-sale securities                                     59,641         62,038       140,606
  Purchase of available-for-sale securities                          (64,831)       (96,493)     (155,555)
  Net increase in loans                                              (38,805)        (6,145)      (40,809)
  Purchase of office buildings and equipment                          (2,211)          (924)       (1,494)
  Purchase of FHLB stock                                              (1,267)        (8,124)         (597)
                                                                   ------------------------------------------

        Net cash used in investing activities                      $ (29,925)     $ (41,255)    $ (48,189)
                                                                   ------------------------------------------

(Continued)

FIRST BANKING CENTER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2003, 2002, and 2001


                                                                       2003           2002          2001
-------------------------------------------------------------------------------------------------------------
                                                                            (Amounts in thousands)
Cash Flows From Financing Activities
  Net increase in deposits                                         $  13,651      $  41,387     $  17,474
  Dividends paid                                                      (1,198)        (1,098)       (1,016)
  Proceeds from other borrowings                                         -           10,130        38,350
  Payments on other borrowings                                        (2,082)       (11,222)      (26,447)
  Net increase (decrease) in short-term borrowings                     9,099         (4,122)       11,800
  Sale of common stock                                                   255            167           -
  Purchase of treasury stock                                            (172)          (252)         (606)
  Sale of treasury stock for the exercise of stock options               126            654           316
                                                                   ------------------------------------------

        Net cash provided by financing activities                     19,679         35,644        39,871
                                                                   ------------------------------------------

        Net increase (decrease) in cash and due from banks            (2,243)         1,468        (8,552)

Cash and due from banks:
  Beginning                                                           22,203         20,735        29,287
                                                                   ------------------------------------------

  Ending                                                           $  19,960      $  22,203     $  20,735
                                                                   ==========================================

Supplemental Disclosures of Cash Flow Information,
  cash paid during the year for:
    Interest                                                       $   7,556      $   8,823     $  14,375
    Income taxes                                                       1,766          2,221         2,211

Supplemental Schedule of Noncash Investing Activities
  Change in accumulated other comprehensive income,
    unrealized gains (losses)on available-for-sale securities, net $    (274)     $   1,022     $     334
  Other real estate acquired in settlement of loans                    1,969            -             -

See Notes to Consolidated Financial Statements.


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

Consolidation: The consolidated financial statements of the Company include the accounts of the Bank. The Bank includes the accounts of its wholly owned subsidiaries, FBC-Burlington, Inc., FBC Financial Services Corp and Buroco Holdings, LLC. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates: In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of other real estate owned and deferred tax assets. The fair value disclosure of financial instruments is an estimate that can be computed within a range.

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

Available-for-Sale Securities: Securities classified as available-for-sale are those debt securities that the Bank intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital consideration, and other similar factors. Securities classified as available-for-sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in accumulated other comprehensive income, net of the related deferred tax effect. Declines in the fair value of available-for-sale securities below their cost that a deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-then-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales, only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1)the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets, and (3)the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Office Buildings and Equipment: Office buildings and equipment are stated at cost, less accumulated depreciation. Provisions for depreciation are computed on straight-line and accelerated methods over the estimated useful lives of the assets. Management periodically reviews the carrying value of its long-lived assets to determine if an impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful life. In making such determination, management evaluates the performance, on an undiscounted basis, of the underlying operations or assets which give rise to such amount.

Intangible Assets: The Company's intangible assets include the value of ongoing customer relationships (core deposits), the excess of cost over the fair value of net assets or liabilities acquired (goodwill) arising from the purchase of certain assets and the assumption of certain liabilities from unrelated entities. Core deposit intangibles are amortized over a 10-year period and goodwill is evaluated on an annual basis to determine impairment, if any. Any impairment in the intangibles would be recorded against income in the period of impairment.

Other Real Estate Owned: Other real estate owned, acquired through partial or total satisfaction of loans, is carried at the lower of cost or fair value less cost to sell. At the date of acquisition, losses are charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in earnings.

Stock-Based Compensation Plan: At December 31, 2003, the Company had one stock-based key officer and employee compensation plan, which is described more fully in Note 10. The Company accounts for this plan under the recognitions and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.



                                                                     Years Ended December 31,
                                                       ----------------------------------------------------
                                                            2003              2002              2001
                                                       ----------------------------------------------------
                                                        (Amounts in thousands, except for per share data)

Net income, as reported                                 $    6,072        $    5,959        $    5,257
Deduct total stock-based employee
  compensation expense determined
  under fair value based method for all
  awards, net of related tax effects                          (192)             (169)             (193)
                                                       ----------------------------------------------------
Net income                                              $    5,880        $    5,790        $    5,064
                                                       ====================================================
Earnings per share:
  Basic:
   As reported                                          $     4.06        $     4.04        $     3.57
   Pro forma                                                  3.93              3.93              3.44
  Diluted:
   As reported                                                3.98              3.98              3.52
   Pro forma                                                  3.86              3.86              3.39

In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions used for grants in 2003, 2002, and 2001, respectively: dividend rate of 1.7 percent, 1.7 percent, and 1.6 percent; expected price volatility of 5.2 percent, 5.2 percent, and 5.2 percent, blended risk-free interest rates of 4.1 percent, 3.9 percent, and 4.7 percent; and expected lives of 10 years, respectively.

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

Segment Reporting: The Company is managed as one unit and does not have separate operating segments. The Corporation's chief operating decision-makers used consolidated results to make operating and strategic decisions.

Reclassifications: Certain 2002 and 2001 amounts have been reclassified to conform with the 2003 presentation. The reclassifications had no effect on reported amounts of net income or stockholder's equity.

Note 2.   Cash and Due From Banks

The Bank is required to maintain vault cash and reserve balances with the Federal Reserve Bank based upon a percentage of deposits. These requirements approximated $6,452,000 and $5,320,000 at December 31, 2003 and 2002,
respectively.


Note 3.   Available-for-Sale Securities

Amortized cost and fair value of available-for-sale securities are summarized as follows:


                                                                         December 31, 2003
                                                --------------------------------------------------------------
                                                                       Gross           Gross
                                                     Amortized       Unrealized      Unrealized        Fair
                                                        Cost           Gains          (Losses)         Value
                                                --------------------------------------------------------------
                                                                      (Amounts in Thousands)
U.S. Treasury securities                              $    353        $     22       $      -         $    375
Obligations of other U.S. government
  agencies and corporations                             32,943             214            (35)          33,122
Obligations of states and
  political subdivisions                                37,358           1,764             (5)          39,117
                                                --------------------------------------------------------------
                                                        70,654           2,000            (40)          72,614
Mortgage-backed securities                              10,063              37            (42)          10,058
                                                --------------------------------------------------------------
                                                     $  80,717       $   2,037       $    (82)       $  82,672
                                                ==============================================================

                                                                         December 31, 2002
                                                --------------------------------------------------------------
                                                                       Gross           Gross
                                                     Amortized       Unrealized      Unrealized        Fair
                                                        Cost           Gains          (Losses)         Value
                                                --------------------------------------------------------------
                                                                       (Amounts in Thousands)

U.S. Treasury securities                              $    356        $     34        $     -         $    390
Obligations of other U.S. government
  agencies and corporations                             23,142             456              -           23,598
Obligations of states and
  political subdivisions                                37,544           1,815            (17)          39,342
Commercial paper                                         1,000               -              -            1,000
                                                --------------------------------------------------------------
                                                        62,042           2,305            (17)          64,330
Mortgage-backed securities                              23,218             107            (25)          23,300
                                                --------------------------------------------------------------

                                                     $  85,260       $   2,412       $    (42)       $  87,630
                                                ==============================================================

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2003 are summarized as follows:

                                         Less than 12 Months         12 Months or More           Total
                                        -----------------------------------------------------------------------
                                         Fair      Unrealized       Fair     Unrealized     Fair     Unrealized
                                         Value       Losses         Value      Losses       Value      Losses
                                        -----------------------------------------------------------------------
                                                                  (Amounts in thousands)
Securities available for sale:
  Obligations of other U.S. government
    agencies and corporations           $ 1,987     $   35         $   -     $   -         $ 1,987    $   35
  Obligations of states and political
    subdivisions                          1,394          5             -         -           1,394         5
  Mortgage-backed securities              7,567         42             -         -           7,567        42
                                        -----------------------------------------------------------------------
                                        $10,948     $   82         $   -     $   -         $10,948    $   82
                                        =======================================================================


Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Management has determined that the declines in value summarized above are considered to be temporary.

Securities   with  a  carrying  value  of  $29,461,000  and  $27,165,000  as  of
December 31, 2003 and 2002, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The amortized cost and fair value of available-for-sale securities by contractual maturity at December 31, 2003 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.


                                                                Amortized            Fair
                                                                   Cost              Value
                                                             --------------------------------
                                                                   (Amounts in thousands)
Due in one year or less                                         $  10,361         $  10,486
Due after one year through 5 years                                 41,030            41,775
Due after 5 years through 10 years                                 13,066            13,774
Due after 10 years                                                  6,195             6,579
                                                             --------------------------------
                                                                   70,652            72,614
Mortgage-backed securities                                         10,063            10,058
                                                             --------------------------------

                                                                $  80,715         $  82,672
                                                             ================================

Note 3.           Available-for-Sale Securities (Continued)

Following is a summary of the proceeds from the sales of available-for-sale securities, as well as gross gains and losses for the years ended December 31:


                                                            2003              2002              2001
                                                       --------------------------------------------------
                                                                       (Amounts in thousands)
Proceeds from sales of
  available-for-sale securities                        $    9,370        $    7,615        $   21,241
                                                       ==================================================

Gross gains on sales                                   $      107        $       20        $        1
Gross losses on sales                                          -                 (7)               (2)
                                                       --------------------------------------------------

                                                       $      107        $       13        $       (1)
                                                       ==================================================

Note 4.   Loans

Major classifications of loans as of December 31 were as follows:


                                                                   2003              2002
                                                             -----------------------------------
                                                                   (Amounts in thousands)
Commercial                                                     $   27,562        $   26,163
Agricultural production                                            24,970            22,175
Real estate:
  Construction                                                     43,022            42,370
  Commercial                                                      101,101            91,769
  Agricultural                                                     25,886            18,691
  Residential                                                     178,525           163,888
Municipal loans                                                     3,707             3,309
Consumer and other                                                  3,096             3,779
                                                             -----------------------------------
                                                                  407,869           372,144
  Less allowance for loan losses                                    4,617             4,988
                                                             -----------------------------------
      Net loans                                                $  403,252        $  367,156
                                                             ===================================

Changes in the allowance for loan losses for the years ended December 31, are presented as follows:


                                                            2003              2002              2001
                                                       ----------------------------------------------------
                                                                      (Amounts in thousands)
Balance at beginning of year                            $    4,988        $    4,367        $    3,927
  Charge-offs                                                 (470)             (457)             (135)
  Recoveries                                                     9                16                75
  Provision charged to expense                                  90             1,062               500
                                                       ----------------------------------------------------

Balance at end of year                                  $    4,617        $    4,988        $    4,367
                                                       ====================================================

The following is a summary of information pertaining to impaired loans as of December 31:

                                                            2003              2002
                                                       ----------------------------------
                                                            (Amounts in thousands)
Impaired loans for which an allowance has
  been provided                                         $    2,041        $    2,016
Impaired loans for which no allowance has
  been provided                                                -                 -
                                                       ----------------------------------
Total loans determined to be impaired                   $    2,041        $    2,016
                                                       ==================================

Allowance provided for impaired loans, included
  in the allowance for loan losses                      $      439         $     209
                                                       ==================================

                                                            2003              2002              2001
                                                       --------------------------------------------------
                                                                      (Amounts in thousands)
Average investment in impaired loans                    $    5,090        $    1,856        $    1,580
                                                       ==================================================

Interest income recognized and collected on a
  cash basis on impaired loans                          $       30        $       23        $       14
                                                       ==================================================

It is management's policy to place loans (commercial, residential, and or installment) on nonaccrual when principal and interest is past due 90 days or more. Nonaccruing loans may continue on accrual only when they are both well secured and in the process of collection. Nonaccruing loans totaled $2,041,000 and $2,016,000 as of December 31, 2003 and 2002, respectively. Interest income in the amount of $45,000 and $23,000 and $26,000 would have been earned on the nonaccrual loads had they been performing in accordance with their original terms during the years ended 2003, 2002, and 2001, respectively. The interest collected on nonaccrual loans and included in income for years ended December 31, 2003, 2002, and 2001 was not significant. Loans past due 90 days or more and still accruing interest were not material at December 31, 2003 and 2002.

Certain directors and executive officers of the Company, and their related interests, had loans outstanding in the aggregate amounts of $4,478,000 and $3,073,000 at December 31, 2003 and 2002, respectively. New loans of $2,420,000 and $3,276,000 were made during 2003 and 2002, respectively. Repayments on these loans were $1,015,000 and $6,814,000 during 2003 and 2002, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risks of collectibility or present other unfavorable features.


Note 5.   Office Buildings and Equipment

Office buildings and equipment are stated at cost, less accumulated depreciation as of December 31, and are summarized as follows:


                                                                   2003              2002
                                                             ----------------------------------
                                                                   (Amounts in thousands)
Land                                                          $    1,765         $   1,762
Buildings and improvements                                        11,272             9,950
Furniture and equipment                                            8,432             7,556
                                                             ----------------------------------
                                                                  21,469            19,268
  Less accumulated depreciation                                    9,651             8,692
                                                             ----------------------------------

    Total office buildings and equipment                      $   11,818         $  10,576
                                                             ==================================


Note 6.   Intangible Assets

The amount paid in excess of cost in the underlying carrying amount of net assets of the Genoa City and Pell Lake branches of the Bank at the date of the branch acquisition amounted to $1,509,000 and is included in other assets. The amount is being amortized over a period of ten to fifteen years. Amortization expense amounted to $102,000 for each of the years ended December 31, 2003, 2002, and 2001.

On April 11, 2003, the Bank purchased $10,293,000 of deposits from the North Shore Bank, FSB branch located in Walworth, Wisconsin, The amount paid in excess of cost in the underlying carrying amount of deposits from the North Shore Branch at the date of the branch acquisition amounted to $792,000 and is included in other assets. The amount is being amortized over a period of ten years. Amortization expense amounted to $57,000 for the year ended December 31, 2003.


Note 7.   Deposits

The aggregate amount of time deposits, each with a minimum denomination of $100,000, was approximately $57,935,000 and $56,201,000 at December 31, 2003 and
2002, respectively.

At December 31, 2003, the scheduled maturities of time deposits were as follows (amounts in thousands):


      Years Ending December 31,
--------------------------------------
              2004                    $  82,174
              2005                       41,580
              2006                       13,062
              2007                        5,857
              2008                        2,107
           Thereafter                       292
                                      -----------

                                      $ 145,072
                                      ===========


Note 8.   Short-Term Borrowings

Short-term borrowings consisted of the following at December 31:


                                                                   2003              2002
                                                             ----------------------------------
                                                                   (Amounts in thousands)
Securities sold under agreements to repurchase                 $   27,421        $   24,977
Federal funds purchased                                             6,655               -
Treasury, tax & loan note                                             100               100
                                                             ----------------------------------

                                                               $   34,176        $   25,077
                                                             ==================================


Securities sold under agreements to repurchase generally mature within one year.

Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                                   2003              2002
                                                             ----------------------------------
                                                                   (Amounts in thousands)
Average daily balance during the year                          $   24,283        $   22,726
Average daily interest rate during the year                          0.96%             1.81%
Maximum month-end balance during the year                      $   31,157        $   24,977
Weighted average rate as of December 31                              1.51%             1.30%
Securities underlying the agreements at year-end:
  Carrying value                                               $   29,461        $   27,165
  Estimated fair value                                             29,461            27,165

Federal funds purchased and treasury tax and loan note generally are repaid within 120 days from the transaction date.

Note 9.   Other Borrowings

Other borrowings consisted of the following at December 31:


                                                                   2003              2002
                                                             ----------------------------------
                                                                   (Amounts in thousands)
Federal Home Loan Bank (FHLB) advances                         $   44,250        $   46,256
Note payable                                                          423               499
                                                             ----------------------------------
                                                               $   44,673        $   46,755
                                                             ==================================


The Bank has a master contract agreement with the FHLB which provides for borrowing up to the maximum of 60 percent of the book value of the Bank's first lien 1-4 family real estate loans, or $111,839,000 and $102,755,000 at December 31, 2003 and 2002, respectively. The indebtedness is evidenced by a master contract dated September 14, 1992. The FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as Federal funds and Treasury Bill rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities. Certain FHLB borrowings are subject to a call feature. Maturity and interest rate information on advances from the FHLB as of December 31 is shown as follows:


                                                                   2003              2002
                                                             ----------------------------------
                                                                   (Amounts in thousands)
Due during fiscal year ending December 31, 2003
  with interest rates ranging from 5.78% to 5.86%              $      -          $    2,006
Due during fiscal year ending December 31, 2004
  with interest rates ranging from 1.12% to 6.88%                  19,320            19,320
Due during fiscal year ending December 31, 2005
  with interest rates ranging from 2.75% to 6.08%                   5,880             5,880
Due during fiscal year ending December 31, 2006
  with interest rates ranging from 1.58% to 1.61%                   5,000             5,000
Due during fiscal year ending December 31, 2007
  with interest rates ranging from 3.12% to 5.21%                  11,000            11,000
Due during fiscal year ending December 31, 2008
  with an interest rate of 6.14%                                       50             3,050
Thereafter with an interest rate of  3.8%                           3,000               -
                                                             ----------------------------------
                                                               $   44,250        $   46,256
                                                             ==================================

The Bank has a note payable with a third-party bank used to acquire a permanent facility for a branch that formerly occupied rented space. The note payable bears an interest rate of 6.5 percent with monthly principal and interest payments through July 2008 of $8,910.

Future principal payments required to be made on the note are as follows (amounts in thousands):

      Years Ending December 31,
---------------------------------------
                 2004                         $     82
                 2005                               87
                 2006                               93
                 2007                               99
              Thereafter                            62
                                        ---------------

                                              $    423
                                        ===============


Note 10.   Stock Based Compensation

The Company has an Incentive Stock Option Plan which provides for the granting of options for up to 300,000 shares of common stock to key officers and employees of the Company. The exercise price of each option equals the market price of the Company's stock on the date of grant. Options may be exercised
33.33 percent per year beginning one year after the date of the grant and must be exercised within a ten-year period.

Activity of the Incentive Stock Option Plan is summarized in the following table:

                                     Weighted-
                                      Average                                                  Weighted-
                                    Fair Value                                                  Average
                                     of Option     Options                       Options       Exercise
                                      Granted     Available      Exercisable   Outstanding       Price
                                   -----------------------------------------------------------------------
Balance - December 31, 2000                         119,364          85,416      158,826       $  33.28
  Granted                            $  8.43        (38,775)                      38,775          40.73
  Exercise of stock options                             -                        (11,835)         26.70
  Canceled                                            6,625                       (6,625)         30.94
                                                 -----------                   -----------

Balance - December 31, 2001                          87,214         106,785      179,141          35.41
  Granted                               7.16        (34,350)                      34,350          44.50
  Exercise of stock options                             -                        (26,532)         30.94
  Canceled                                            1,575                       (1,575)         32.18
                                                 -----------                   -----------

Balance - December 31, 2002                          54,439         137,625      185,384          37.76
  Granted                               7.73        (40,775)                      40,775          46.47
  Exercise of stock options                             -                         (9,704)         35.51
  Canceled                                            1,650                       (1,650)         39.31
                                                 -----------                   -----------

Balance - December 31, 2003                          15,314                      214,805
                                                 ===========                   ===========


The following table summarizes information about stock options outstanding at December 31, 2003:

                   Options Outstanding                                  Options Exercisable
--------------------------------------------------------------    --------------------------------
Range of                   Weighted-Average   Weighted-Average                   Weighted-Average
Exercise        Number        Remaining           Exercise          Number           Exercise
  Price       Outstanding  Contractual Life        Price          Exercisable         Price
--------------------------------------------------------------    --------------------------------
$32.55-37.20    102,439          6.0              $ 34.71           102,439          $ 34.71
 37.20-41.85     38,391          7.8                40.59            25,496            40.49
 41.85-46.50     73,975          8.8                45.59             9,690            44.50
              -----------                                         -----------

                214,805                                             137,625
              ===========                                         ===========

Note 11.   Earnings Per Share


A reconciliation of the numerators and denominators of basic earnings per share and diluted earning per share are:

                                                                      Per Share
                                               Income      Shares      Amount
                                             -----------------------------------
                                                    (Amounts in thousands
                                                    except per share data)
2003
  Earnings per share - basic                 $  6,072       1,496      $ 4.06
  Effect of options                               -            28     ==========
                                             -------------------------

      Earnings per share - diluted           $  6,072       1,524      $ 3.98
                                             ===================================

2002
  Earnings per share - basic                 $  5,959       1,474      $ 4.04
  Effect of options                               -            24     ==========
                                             -------------------------

      Earnings per share - diluted           $  5,959       1,498      $ 3.98
                                              ==================================

2001
  Earnings per share - basic                 $  5,257       1,473      $ 3.57
  Effect of options                               -            19     ==========
                                             -------------------------

      Earnings per share - diluted           $  5,257       1,492      $ 3.52
                                             ===================================

Note 12.   Income Taxes

The provision for income taxes included in the accompanying consolidated financial statements for the years ended December 31, consisted of the following:

                                                            2003              2002              2001
                                                       --------------------------------------------------
                                                                      (Amounts in thousands)
Current                                                $    1,971        $    2,093        $    1,786
Deferred                                                      378               (24)               (9)
                                                       --------------------------------------------------

                                                       $    2,349        $    2,069        $    1,777
                                                       ==================================================


The net deferred tax asset included with other assets in the accompanying consolidated balance sheets include the following amounts of deferred tax assets and liabilities:

                                                                   2003              2002
                                                             -----------------------------------
                                                                   (Amounts in thousands)
Deferred tax assets:
  Allowance for loan losses                                   $    1,642         $   1,474
  Deferred compensation                                              439               431
  Other                                                              -                  40

Deferred tax liabilities:
  Office buildings and equipment                                    (583)             (433)
  Stock dividends                                                   (464)             (125)
  Unrealized gains on available-for-sale securities                 (665)             (806)
  Other                                                              (25)              -
                                                             -----------------------------------

    Net deferred tax asset                                    $      344         $     581
                                                             ===================================


A reconciliation of expected income tax expense to the income tax expense included in the consolidated statements of income for the years ended December
31 was as follows:

                                              2003                          2002                        2001
                                              % of                          % of                        % of
                                             Pretax                        Pretax                      Pretax
                                    ---------------------------------------------------------------------------------
                                      Amount       Income           Amount       Income         Amount       Income
                                    ---------------------------------------------------------------------------------
                                                                   (Amounts in thousands)
Computed "expected" tax
  expense                            $ 2,947        35.0%          $ 2,810        35.0%        $ 2,462        35.0%
Effect of graduated tax rates            (84)       (1.0)              (80)       (1.0)            (70)       (1.0)
Tax-exempt interest, net                (567)       (6.7)             (578)       (7.2)           (509)       (7.2)
State income taxes, net
  of federal benefit                      71         0.8                -           -               -           -
Other, net                               (18)       (0.2)              (83)       (1.0)           (106)       (1.5)
                                    ---------------------------------------------------------------------------------

                                     $ 2,329        27.9%          $ 2,069        25.8%        $ 1,777        25.3%
                                    =================================================================================

Note 13.   Profit-Sharing Plan

The Company has a 401(k) plan which substantially all eligible employees participate. Employees may contribute to a percentage of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 100 percent not to exceed the first 6 percent of an employee's compensation contributed to the 401(k) plan. Matching contributions vest to the employee over a six-year period. For the years ended December 31, 2003, 2002, and 2001, contributions to the 401(k) plan amounted to $314,000, $251,000, and $253,000, respectively.


Note 14.   Salary Continuation Agreement

The Company has entered into salary continuation agreements with various executive officers. The agreements provide for the payment of specified amounts upon the employee's retirement or death which is being accrued over the anticipated remaining period of employment. Expenses recognized for future benefits under these agreements totaled $55,000, $55,000, and $56,000 during 2003, 2002, and 2001, respectively.

Although not part of the agreements, the Company purchased life insurance on the officers which could provide funding for the payment of benefits. Included in other assets are $1,813,000 and $1,739,000 of related cash surrender value of the life insurance as of December 31, 2003 and 2002, respectively.

Note 15.   Benefit Plans

The Bank has entered into pension and death benefit agreements with some of its directors. Only directors who joined the Bank board before 1990 are eligible to participate. Pursuant to the agreement, pension benefits accrue at the rate of $10,000 for each full year a director serves on the board for the first six years of service. Upon completing six full years of service, the director is entitled to ten annual payments of ten thousand dollars each. Payments will commence in January of the year in which the director attains the age of 65 years. Payments under the plan are funded through the purchase of life insurance. The Bank is the owner and beneficiary of such life insurance policies and is responsible for payment of the premium on such policies. Total expense for the Directors' pension and death benefit agreements was $26,000, $34,000, and $36,000, respectively, for 2003, 2002, and 2001.

The Bank has also established a deferred compensation plan for its directors. Upon attaining the age of 65 or normal retirement, the Bank will pay monthly benefits for a period of 15 years. The amount of such payment is based upon the amount of fees deferred and length of participation in the deferred compensation plan. The liability under this plan was $29,000 and $31,000, respectively, as of December 31, 2003 and 2002. Deferred directors fees for the years ended December 31, 2003, 2002, and 2001 were $1,750, $4,200, and $4,200.


Note 16.   Commitments and Contingencies

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

A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of December 31 is as follows:

                                                                   2003              2002
                                                             ----------------------------------
                                                                   (Amounts in thousands)
Financial instruments whose contract
  amounts represent credit risk:
    Commitments to extend credit                              $   83,974        $   68,889
    Standby letters of credit                                      3,070             3,897

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


Note 17.   Concentration of Credit Risk

The Company and the Bank do not engage in the use of interest rate swaps, futures, or option contracts as of December 31, 2003.

Practically all of the Bank's loans, commitments, and standby letters of credit have been granted to customers in the Bank's market area. Although the Bank has a diversified loan portfolio, the ability of their debtors to honor their contracts is dependent on the economic conditions of the counties surrounding the Bank. The concentration of credit by type of loan is set forth in Note 4.

A significant portion of the Bank's cash is maintained at Bank One. The total amount of cash on deposit exceeded federal insured limits by $9,696,000 as of December 31, 2003. In the opinion of management, no material risk of loss exists due to the financial condition of Bank One.

Note 18.   Regulatory Capital Requirements and Restrictions of Dividends

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

Quantitative measures established by regulation to ensure capital adequacy requires the Company and the Bank to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the regulatory agencies categorized the Company as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since these notifications that management believes have changed the Bank's category.

Note  18.  Regulatory   Capital   Requirements  and  Restrictions  of  Dividends
(Continued)

The  Company's  and  the  Bank's  actual  capital   amounts  and  ratios  as  of
December 31, 2003 and 2002 are presented in the following table:

                                                                                                    To Be Well
                                                                        For Capital              Capitalized Under
                                                                          Adequacy               Prompt Corrective
                                             Actual                       Purposes               Action Provisions
                                    -----------------------------------------------------------------------------------
                                      Amount        Ratio           Amount        Ratio         Amount        Ratio
                                    -----------------------------------------------------------------------------------
                                                                   (Amounts in thousands)
As of December 31, 2003:
  Total capital
    (to risk-weighted assets):
      First Banking Center, Inc.     $ 55,349        13.6%         $ 32,578         8.0%          N/A
      First Banking Center             52,898        13.0            32,476         8.0        $ 40,595        10.0%
  Tier I capital
    (to risk-weighted assets):
      First Banking Center, Inc.       50,732        12.5            16,289         4.0           N/A
      First Banking Center             48,281        11.9            16,238         4.0          24,357         6.0
  Tier I capital
    (to average assets):
      First Banking Center, Inc.       50,732         9.7            20,861         4.0           N/A
      First Banking Center             48,281        11.9            16,238         4.0          20,298         5.0

As of December 31, 2002:
  Total capital
    (to risk-weighted assets):
      First Banking Center, Inc.       50,953        13.6            30,103         8.0           N/A
      First Banking Center             48,746        13.0            29,979         8.0          37,474        10.0
  Tier I capital
    (to risk-weighted assets):
      First Banking Center, Inc.       46,273        12.3            15,052         4.0           N/A
      First Banking Center             44,066        11.8            14,990         4.0          22,484         6.0
  Tier I capital
    (to average assets):
      First Banking Center, Inc.       46,273         9.3            19,891         4.0           N/A
      First Banking Center             44,066         8.9            14,990         4.0          18,737         5.0


A source of income and funds of the Company are dividends from the Bank. Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by Federal and State regulatory agencies. Under this formula, dividends of approximately $13,975,000 may be paid without prior regulatory approval.

Note 19.   Fair Value of Financial Instruments

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

Off-balance-sheet instruments: The estimated fair value of fee income on letters of credit at December 31, 2003 and 2002 was insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2003 and 2002.

The estimated fair values of the Company's financial instruments were as follows:

                                                            2003                            2002
                                                --------------------------------------------------------------
                                                   Carrying       Estimated        Carrying       Estimated
                                                    Amount        Fair Value        Amount        Fair Value
                                                --------------------------------------------------------------
                                                                    (Amounts in thousands)
Financial assets:
  Cash and due from banks                        $  19,960        $  19,960       $  22,203       $  22,203
  Federal funds sold                                 3,047            3,047          11,058          11,058
  Interest-bearing deposits
    in banks                                           274              274             441             441
  Available-for-sale securities                     82,672           82,672          87,630          87,630
  Loans, net                                       403,252          403,494         367,156         366,362
  Accrued interest receivable                        3,340            3,340           3,344           3,344

Financial liabilities:
  Deposits                                         407,452          407,651         393,801         393,889
  Short-term borrowings                             34,176           34,185          25,007          25,007
  Other borrowings                                  44,673           44,451          46,755          47,403
  Accrued interest payable                             709              709             932             932

Note 20.   Parent Company Only Condensed Financial Information

                                         Balance Sheets
                                      (Parent Company Only)

                                                                                    December 31,
                                                                       ---------------------------------
                                                                             2003               2002
                                                                       ---------------------------------
                                                                              (Amounts in thousands)
Assets
  Cash                                                                 $      202         $      191
  Interest-bearing deposits in banks                                        1,278              1,096
  Investment in subsidiary                                                 51,089             46,513
  Loans                                                                       898                945
  Other assets                                                                445                577
                                                                       ---------------------------------

    Total assets                                                       $   53,912         $   49,322
                                                                       =================================

Liabilities and Stockholders' Equity

Liabilities
  Other liabilities                                                    $      372         $      602
                                                                       ---------------------------------

Stockholders' Equity
  Common stock                                                              1,501              1,494
  Surplus                                                                   4,612              4,375
  Retained earnings                                                        46,161             41,287
  Accumulated other comprehensive income                                    1,290              1,564
  Common stock in treasury, at cost                                           (24)               -
                                                                       ---------------------------------

    Total stockholders' equity                                             53,540             48,720
                                                                       ---------------------------------

    Total liabilities and stockholders' equity                         $   53,912         $   49,322
                                                                       =================================



                                         Statements of Income
                                         (Parent Company Only)

                                                                                 December 31,
                                                             -----------------------------------------------------
                                                                   2003              2002               2001
                                                             -----------------------------------------------------
                                                                             (Amounts in thousands)
Income:
  Interest and dividends from subsidiary                     $    1,199        $    1,094         $    1,903
  Management fees from subsidiary                                 5,039             5,013              4,786
  Other                                                              36                35                 32
                                                             ------------------------------------------------------
    Total income                                                  6,274             6,142              6,721
                                                             ------------------------------------------------------

Expenses:
  Salaries and employee benefits                                  3,121             3,015              2,717
  Occupancy expenses                                                324               321                312
  Equipment expense                                                 452               658                636
  Computer services                                                 204               189                224
  Other expenses                                                    938               834                897
                                                             ------------------------------------------------------
    Total expenses                                                5,039             5,017              4,786
                                                             ------------------------------------------------------

    Income before income taxes and equity
      in undistributed net income of subsidiary                   1,235             1,125              1,935

Income taxes                                                         12                11                 11
                                                             ------------------------------------------------------

    Income before equity in undistributed
      net income of subsidiary                                    1,223             1,114              1,924

Equity in undistributed net income
  of subsidiary                                                   4,849             4,845              3,333
                                                             ------------------------------------------------------

    Net income                                               $    6,072        $    5,959         $    5,257
                                                             ======================================================

                    Statements of Cash Flows
                      (Parent Company Only)

                                                                                    December 31,
                                                                   -----------------------------------------------
                                                                        2003            2002             2001
                                                                   -----------------------------------------------
                                                                               (Amounts in thousands)
Cash Flows From Operating Activities
  Net income                                                       $   6,072       $   5,959        $   5,257
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Tax benefit of non-qualified stock options exercised                11              29                6
      (Increase) decrease in other assets                                130             (29)            (147)
      Increase in other liabilities                                     (229)            191              193
      Equity in undistributed net income of subsidiary                (4,849)         (4,845)          (3,333)
                                                                   -----------------------------------------------

        Net cash provided by operating activities                      1,135           1,305            1,976
                                                                   -----------------------------------------------

Cash Flows From Investing Activities
  Net increase in interest-bearing
    deposits in banks                                                   (182)           (325)            (501)
  Net increase (decrease) in loans                                        47            (390)            (219)
                                                                   -----------------------------------------------

        Net cash used in investing activities                           (135)           (715)            (720)
                                                                   -----------------------------------------------

Cash Flows From Financing Activities
  Sale of common stock                                                   255             167               -
  Purchase of treasury stock                                            (172)           (252)            (606)
  Sale of treasury stock for the exercise of stock options               126             654              316
  Dividends paid                                                      (1,198)         (1,098)          (1,016)
                                                                   -----------------------------------------------

        Net cash used in financing activities                           (989)           (529)          (1,306)
                                                                   -----------------------------------------------

        Net increase (decrease) in cash                                   11              61             (50)

Cash:
  Beginning                                                              191             130             180
                                                                   -----------------------------------------------

  Ending                                                           $     202       $     191        $    130
                                                                   ===============================================

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The Company had no reportable disagreement with the accountants regarding any information presented.

ITEM 9A: CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information the must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the securities and Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention, on a timely basis, material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

There have not been any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our directors and executive officers, and various related corporate governance matters, required by this item is incorporated herein by reference from, "Election of Directors" in our definitive proxy statement for our 2004 Annual Meeting of Stockholders, a copy of which was filed with the Securities and Exchange Commission on March 15, 2004. (the "2003 Proxy Statement").

The information concerning compliance with the reporting requirements of Section 16(a) of the Securities and Exchange Commission Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from "Additional Information on Management - Section 16(a) Beneficial Ownership Reporting Compliance" in the 2003 Proxy Statement.


ITEM 11: EXECUTIVE COMPENSATION

The information called for herein is incorporated herein by reference "Executive Compensation" from the 2003 Proxy Statement.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for herein is incorporated by reference "Certain Beneficial Owners" from the 2003 Proxy Statement. In addition, the following table presents additional information about our stock compensation plans:



Equity Compensation Plan Information


Plan Category                    Number of securities to be     Weighted-average exercise      Number of securities remaining
                                 issued upon exercise of        price of outstanding options   available for future issuance
                                 outstanding                                                   under equity compensation plans
                                 options                                                       (excluding securities reflected
                                                                                               in column (a))

                                             (a)                             (b)                            (c)
                                 ---------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders               214,805                         $39.51                           15,296

Equity compensation plans not               ____                            ____                             ____
approved by security holders
                                 ---------------------------------------------------------------------------------------------

Total                                      214,805                         $39.51                           15,296
                                 =============================================================================================


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  Transactions with management and others

                  None

(b)  Certain business relationships

                  None

(c)  Indebtedness of management

      The information called for herein is incorporated by reference "Additional Information on Management - Transactions with Directors and Officers" from the 2003 Proxy Statement.

(d)  Transactions with promoters

                  None

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for herein is incorporated by reference "Independent Public Accountants" from the 2003 Proxy Statement.



PART IV


ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  List of financial statements. Appears on page 28 of this report.


(b)  Reports on Form 8-K. None


(c) Exhibits. See Exhibit Index following the signature page of this report, which is incorporated herein by reference.


(d)  Financial Statements required by Regulation S-X. Appear in Item 8 hereof.

                                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BANKING CENTER, INC.
Registrant


Date:  March 30, 2004                               By: /s/ Brantly Chappell
                                                    Brantly Chappell
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*


 /s/ Brantly Chappell                               /s/ James Schuster
Brantly Chappell,                                   James Schuster,
Chief Executive Officer, Director                   Chief Financial Officer
                                                    Principal Accounting Officer

/s/ Melvin Wendt                                    /s/ Daniel Jacobson
Melvin Wendt, Director                              Daniel Jacobson, Director


/s/ John Smith                                      /s/ John Ernster
John Smith, Director                                John Ernster, Director


/s/ David Boilini                                   /s/ Robert Fait
David Boilini, Director                             Robert Fait, Director


/s/ Charles Wellington                              /s/ Keith Blumer
Charles Wellington, Director                        Keith Blumer, Director


/s/ Thomas Laken
Thomas Laken, Jr., Director


*Each of the above signatures is affixed as of March 30, 2004.

                                  EXHIBIT INDEX
                                       TO
                            2003 REPORT ON FORM 10-K

The following exhibits are filed with, or incorporated by reference in, this Report on Form 10-K for the year ended December 31, 2003:


                                                                                         Incorporated By               Filed
  Exhibit No.                               Exhibit                                       Reference To               Herewith
     3(i)           Restated Articles of Incorporation of First Banking Center,
                    Inc.                                                                                                 X

     3(ii)          Bylaws of First Banking Center, Inc. as restated May 2001    Exhibit 3.2 to First Banking Center,
                                                                                 Inc.'s Registration Statement No.
                                                                                 333-73622 to the ("2001 S-8")

     10.1           Board Fee Deferral Agreement between First Banking Center,
                    Inc. and Melvin Wendt dated January 1, 1990                                                          X

     10.2           Directors Pension and Death Benefit Agreement between First
                    Banking Center, Inc. and Melvin Wendt dated April 10, 1990                                           X

     10.3           Employment Agreement between First Banking Center, Inc. and
                    Brantly Chappel dated October 6, 1997                                                                X

     10.4           Salary Continuation Agreement between First Banking Center,
                    Inc. and Brantly Chappel dated October 6, 1997                                                       X

     10.5           First Banking Center, Inc. 1994 Incentive Stock Plan         Exhibit 3.3 to the 2001 S-8
                    (Revised August 2000)

     10.6           Amendment of the First Banking Center, Inc. 1994 Incentive   Exhibit A to the Proxy Statement
                    Stock Plan dated April 17, 2001                              dated April 17, 2001

     21.1           Subsidiaries of First Banking Center, Inc.                                                           X

     23.1           Consent of McGladrey & Pullen, LLC.                                                                  X

     31.1           Certification of the Chief Executive Officer pursuant to
                    Rule 13a-14(a)/15(d)-14(a) as adopted pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002                                                                X

     31.2           Certification of the Chief Financial Officer pursuant to
                    Rule 13a-14(a)/15(d)-14(a) as adopted pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002                                                                X

     32.1           Certification of the Chief Executive Officer pursuant to
                    18 U.S.C. Section 1350, as adopted pursuant to Section 906
                    of the Sarbanes-Oxley Act of 2002                                                                    X

     32.2           Certification of the Chief Financial Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of
                    the Sarbanes-Oxley Act of 2002                                                                       X
