Form 10-Q
period 2004-03-31
FIRST BANKING CENTER INC
filed 2004-05-17
CIK 356858

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2004

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

Yes     [   ]     No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 17, 2004, Common stock, $1.00 par value, 1,492,083 shares outstanding.

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                                TABLE OF CONTENTS
                                 March 31, 2004


                                                                        Page
                                                                        ----
Part I   Financial Information

         Item 1  Consolidated Financial Statements

                 Unaudited Consolidated Balance Sheets,
                 March 31, 2004 and December 31, 2003                     3

                 Unaudited Consolidated Statements of Income,
                 For the three months ended March 31, 2004 and 2003       4

                 Unaudited Consolidated Statements of Cash Flows,
                 For the three months ended March 31, 2004 and 2003       5

                 Notes to Unaudited Consolidated Financial Statements    6-9

         Item 2  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          10-17

         Item 3  Quantitative and Qualitative Disclosures about Market   18
                 Risk

         Item 4  Controls and Procedures                                 19

Part II  Other Information

         Item 1  Legal Proceedings                                       20

         Item 2  Changes in Securities, Use of Proceeds and Issuer
                 Purchases of Equity Securities                          20

         Item 3  Defaults upon Senior Securities                         20

         Item 4  Submission of Matters to a Vote of Security Holders     20

         Item 5  Other Information                                       20

         Item 6  Exhibits and Reports on Form 8-K                       21-26

         Signatures                                                     22-26

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                                         FIRST BANKING CENTER, INC. AND SUBSIDIARY
                                           UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                                March 31,       December 31,
ASSETS                                                                            2004             2003
                                                                                ----------------------------
                                                                                   (Dollars in thousands)
  Cash and due from banks                                                       $  14,214       $  19,960
  Federal funds sold                                                                3,512           3,047
  Interest-bearing deposits in banks                                                  280             274
  Available for sale securities                                                    77,532          82,672
  Loans, less allowance for loan losses of $4,629 and
    $4,617 at 2004 and 2003, respectively                                         424,331         403,252
  Office buildings and equipment, net                                              12,451          11,818
  Other real estate owned                                                           1,750           1,899
  Federal Home Loan Bank Stock                                                     11,487          11,755
  Other assets                                                                      9,656           9,240
                                                                                ----------------------------
      TOTAL ASSETS                                                              $ 555,213       $ 543,917
                                                                                ============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Deposits
    Demand                                                                      $  57,980       $  67,961
    Savings and NOW accounts                                                      191,219         194,419
    Time                                                                          143,977         145,072
                                                                                ----------------------------
      Total Deposits                                                              393,176         407,452
  Short-term borrowings                                                            57,681          34,176
  Other borrowings                                                                 44,653          44,673
  Other liabilities                                                                 4,713           4,076
                                                                                ----------------------------
      TOTAL LIABILITIES                                                         $ 500,223       $ 490,377
                                                                                ----------------------------

STOCKHOLDERS' EQUITY
  Common Stock, $1.00 par value 3,000,000 shares authorized;
    1,502,543 and 1,501,277 shares issued as of March 31, 2004 and
    December 31, 2003, respectively; 1,497,271 and 1,500,760 shares
    outstanding as of March 31, 2004 and December 31, 2003, respectively            1,503           1,501
  Surplus                                                                           4,667           4,612
  Retained Earnings                                                                47,611          46,161
  Accumulated other comprehensive income                                            1,457           1,290
  Common stock in treasury, at cost-5,272 and 517 shares
    as of March 31, 2004 and December 31, 2003, respectively                         (248)            (24)
                                                                                ----------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                $  54,990       $  53,540
                                                                                ----------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 555,213       $ 543,917
                                                                                ============================



                           See accompanying notes to unaudited consolidated financial statements


                                     FIRST BANKING CENTER, INC. AND SUBSIDIARY
                                    UNAUDITED CONSOLIDATED STATEMENTS OF INCOME



                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                     2004           2003
                                                                                -----------------------------
                                                                                (Dollars in thousands, except
                                                                                       per share data)
INTEREST INCOME


  Interest and fees on loans                                                      $   5,767      $   5,404
  Interest and dividends on securities:
    Taxable                                                                             280            325
    Non-taxable                                                                         393            425
  Interest on federal funds sold                                                          4             38
  Interest on interest-bearing deposits in banks                                          1             14
  Other interest                                                                        189            177
                                                                                -----------------------------
      TOTAL INTEREST INCOME                                                           6,634          6,383
                                                                                -----------------------------

INTEREST EXPENSE
  Interest on deposits                                                                1,176          1,462
  Interest on short-term borrowings                                                     158             72
  Interest on other borrowings                                                          431            460
                                                                                -----------------------------
      TOTAL INTEREST EXPENSE                                                          1,765          1,994
                                                                                -----------------------------
      NET INTEREST INCOME                                                             4,869          4,389

  Provision for loan losses                                                              50             90
                                                                                -----------------------------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                             4,819          4,299
                                                                                -----------------------------

NON-INTEREST INCOME
  Trust fees                                                                            150            119
  Service charges on deposit accounts                                                   462            465
  Commissions                                                                            42             41
  Automated banking fees                                                                 86             85
  Securities gains, net                                                                 123              0
  Loan gains, net                                                                       226            514
  Other                                                                                 269            171
                                                                                -----------------------------
      TOTAL NON-INTEREST INCOME                                                       1,358          1,395
                                                                                -----------------------------

NON-INTEREST EXPENSE
  Salary and employee benefits                                                        2,379          2,198
  Occupancy                                                                             330            284
  Equipment                                                                             347            341
  Data Processing services                                                              275            245
  Other                                                                                 830            748
                                                                                -----------------------------
      TOTAL NON-INTEREST EXPENSE                                                      4,161          3,816
                                                                                -----------------------------

      INCOME BEFORE INCOME TAXES                                                      2,016          1,878

  Income taxes                                                                          566            490
                                                                                -----------------------------

      NET INCOME                                                                  $   1,450      $   1,388
                                                                                =============================

Basic earnings per share                                                          $    0.96      $    0.93
Diluted earnings per share                                                        $    0.94      $    0.91


                       See accompanying notes to unaudited consolidated financial statements



                                FIRST BANKING CENTER, INC. AND SUBSIDIARY
                             UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                   2004           2003
                                                                                --------------------------
                                                                                  (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $   1,450      $   1,388
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation                                                                      267            223
    Provision for loan losses                                                          50             90
    Loan gains, net                                                                  (226)          (514)
    Amortization of premiums and accretion of discounts
     on securities, net                                                                72             70
    Amortization                                                                       45             26
    Securities (gains), net                                                          (123)             -
    Tax benefit of nonqualified stock options exercised                                15              -
    (Increase) decrease in other assets                                              (129)             4
    Increase in other liabilities                                                     638          3,084
                                                                                --------------------------
     Net cash provided by operations before loan originations and sales             2,059          4,371
    Loans originated for sale                                                     (13,010)       (11,447)
    Proceeds from sale of loans                                                    12,606         14,620
                                                                                --------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                   1,655          7,544
                                                                                --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing deposits in banks                        (6)           229
  Net (increase) decrease in federal funds sold                                      (465)         4,965
  Proceeds from sales of available-for-sale securities                              6,297              -
  Proceeds from maturities and calls of available-for-sale securities              33,414         34,707
  Purchase of available-for-sale securities                                       (34,268)       (33,000)
  Net (increase) decrease in loans                                                (20,499)         1,101
  Purchase of office buildings and equipment                                         (900)          (580)
                                                                                --------------------------
        NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                       (16,427)         7,422
                                                                                --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposits                                                        (14,276)       (17,553)
  Payments on other borrowings                                                        (20)          (418)
  Net increase (decrease) in short-term borrowings                                 23,505         (2,390)
  Sale of common stock for the exercise of stock options                               41             40
  Purchase of treasury stock                                                         (293)           (32)
  Sale of treasury stock for the exercise of stock options                             69             19
                                                                                --------------------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         9,026        (20,334)
                                                                                --------------------------
    NET DECREASE IN CASH AND DUE FROM BANKS                                        (5,746)        (5,368)

CASH AND DUE FROM BANKS:
  Beginning                                                                        19,960         22,203
                                                                                --------------------------
  Ending                                                                        $  14,214      $  16,835
                                                                                ==========================

Supplemental Disclosures of Cash Flow Information,
  Cash Paid During the Year for:
    Interest                                                                    $   1,819      $   2,103
    Income taxes                                                                $      15      $     (79)

Supplemental Schedule of Noncash Investing Activities,
  Change in Accumulated Other Comprehensive Income,
    Unrealized gains (losses) on Available-for-Sale Securities, Net             $     167      $     (87)
  Other Real Estate aquired in settlement of loans                              $       -      $       -

                  See accompanying notes to unaudited consolidated financial statements

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

NOTE 1 - Basis of Presentation

The unaudited consolidated financial statements include the accounts of First Banking Center, Inc. (the "Company") and First Banking Center, its wholly owned subsidiary. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operation and cash flows for the interim periods have been made. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice. Certain information in footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements.

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
                                                                 Three Months Ended
                                                                      March 31,
                                                                  2004         2003
                                                               ----------------------
                                                               (Amounts in thousands,
                                                               except per share data)
Basic
Net income                                                     $  1,450     $  1,388
Weighted average shares outstanding                               1,503        1,495
Basic earnings per share                                       $   0.96     $   0.93

Diluted
Net income                                                     $  1,450     $  1,388
Weighted average shares outstanding                               1,503        1,495
Effect of dilutive stock options outstanding                         38           30
                                                               ----------------------
Diluted weighted average shares outstanding                       1,541        1,525
Diluted earnings per share                                     $   0.94     $   0.91


NOTE 3 - Comprehensive Income


The following table presents our comprehensive income.

                                                                 Three Months Ended
                                                                      March 31,
                                                                  2004        2003
                                                               ----------------------
                                                               (Dollars in thousands)
Net income                                                     $  1,450     $  1,388
Other comprehensive income
  Net change in unrealized gain (loss) on available for
   sale securities                                                  167          (87)
                                                               ----------------------
Total comprehensive income                                     $  1,617     $  1,301
                                                               ======================

NOTE 4 - Stock-based Compensation Plan:

For the three months ended March 31, 2004, and March 31, 2003, the Company had one stock-based compensation plan for officers and key employees. The Company accounts for this plan under the recognitions and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                 Three Months Ended
                                                                      March 31,
                                                                  2004        2003
                                                             --------------------------
                                                               (Amounts in thousands,
                                                             except for per share data)
Net income, as reported                                        $   1,450   $   1,388
Deduct total stock-based employee compensation expense
 determined under fair value based method for all
 awards, net of related tax effects                                 (170)       (201)
                                                             --------------------------
Pro forma net income                                           $   1,280   $   1,187
                                                             ==========================

Earnings per share:
 Basic:
  As reported                                                  $    0.96   $    0.93
  Pro forma                                                         0.85        0.79
 Diluted:
  As reported                                                  $    0.94   $    0.91
  Pro forma                                                         0.83        0.78


In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions used for grants on March 31, 2004, and March 31, 2003, respectively: dividend yield of 1.7 percent and 1.7 percent; expected price volatility of 5.2 percent and 5.2 percent, blended risk-free interest rates of 3.9 percent and 4.3 percent; and expected lives of 10 years, respectively.

NOTE 5 - Commitments and Contingencies

Information in the following table provides a summary of the Company's other contractual obligations and commercial commitments as of March 31, 2004, as well as that information for its depository products:

                                                                              Payments Due by Fiscal Period
                                                                                     (in thousands)
                                                             ---------------------------------------------------------------
Contractual Obligations (a)                                                Remaining in  2005-2006   2007-2008    2009 and
                                                                Total          2004                              thereafter
                                                             ---------------------------------------------------------------
Deposits, Certificates of Deposit                            $ 143,977       $ 81,069     $ 52,802    $  9,928     $    178
  and similar products
Short-term Obligations                       (b)                57,681         57,681
Other Borrowings                             (c)                44,653         19,382       11,060      11,211        3,000
Operating leases                                                   332             95          174          63            -
Other long-term obligations                  (d)                 2,472            194          357         287        1,634
                                                             ---------------------------------------------------------------
    Total contractual cash obligations                       $ 249,115      $ 158,421     $ 64,393    $ 21,489     $  4,812
                                                             ===============================================================


Notes

a.   Excluding the "off balance sheet" lending commitments discussed below.

b. See Note 8 in the Notes to Consolidated Financial Statements for the year ended December 31, 2003 for a description of the Company's various short-term borrowings. Many short-term borrowings such as fed funds purchased and security repurchase agreements are expected to be reissued and, therefore, do not necessarily represent an immediate need for cash.

c. See Note 9 in the Notes to Consolidated Financial Statements for the year ended December 31, 2003 for a description of the Company's various other borrowings.

d. Other long-term obligations consisted primarily of salary continuation agreements and Benefit Plans. See Exhibits 10.1, 10.2, 10.3 and 10.4 filed with Form 10-K as of December 31, 2003 for a detailed description of the Company's Salary continuation agreements and Benefit Plans.


In the ordinary course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

The Company is party to financial instruments with off-balance-sheet risk in the ordinary course of its banking business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, financial guarantees, and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheets.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and issuing letters of credit as they do for on-balance-sheet instruments.

Information in the following table provides a summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of March 31, 2004 is as follows:

Commitments to extend credit
  Unused revolving home equity, consumer lines of credit         $ 19,759
  Unused commercial lines of credit                                64,262
Standby letters of credit                                           2,817

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary on the previous page. If the commitment is funded the Bank would be entitled to seek recovery from the customer. At
March 31, 2004 and December 31, 2003, no amounts have been recorded as liabilities for the Bank's potential obligations under these guarantees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              As of March 31, 2004

The following discussion provides additional analysis of the financial condition and results of operations of the Company for the three months ended March 31, 2004. This discussion focuses on the significant factors that affected the Company's earnings so far in 2004, with comparisons to 2003. As of March 31, 2004, First Banking Center (the "Bank") was the only direct subsidiary of the Company and its operations contributed nearly all of the revenue for the year. The Company provides various support functions for the Bank and receives payment from the Bank for these services. These intercompany payments are eliminated for the purpose of these consolidated financial statements. The Bank has three wholly owned subsidiaries, FBC Financial Services, Corp., a brokerage and financial services subsidiary, FBC-Burlington, Inc., an investment subsidiary located in Nevada and Burco Holdings, LLC, a real estate subsidiary for the purpose of holding and liquidating property acquired as other real estate.

Overview

As of March 31, 2004, total Company assets were $555.2 million increasing 2.1% from $543.9 million as of December 31, 2003. Total income, for the three months ended March 31, 2004, was $1.5 million or $0.94 per diluted share, increasing $62,000 or 4.5% from $1.4 million or $0.91 per diluted share in the first quarter of 2003. The significant items resulting in the above-mentioned results are discussed below.

Financial Condition

Loans

Loans outstanding were $429.0 million and $407.9 million on March 31, 2004 and December 31, 2003 respectively. This represents an increase of $21.1 million or 5.2%. The increase is primarily the result of continued strong demand for commercial loans in the Bank's market area. The following table summarizes the changes to date in the major loan classifications.


                                                                                                   As a % of Total Loans
                                             March 31,      December 31,    Change in           March 31,      December 31,
                                               2004             2003         Balance              2004             2003
                                          ---------------------------------------------      --------------------------------
                                                     (Dollars in millions)
Residential Real Estate                       $171.7           $178.5         ($6.8)              40.0%            43.8%
Commercial Real Estate                        $113.7           $101.1         $12.6               26.5%            24.8%
Construction and Land Development              $50.6            $43.0          $7.6               11.8%            10.5%
Commercial                                     $33.8            $27.6          $6.2                7.9%             6.8%
Agricultural Real Estate                       $29.6            $25.9          $3.7                6.9%             6.4%


Allowance for Loan Losses

The allowance for loan losses was $4.6 million or 1.08% of gross loans on March 31, 2004, compared with $4.6 million or 1.13% of gross loans on December 31, 2003. Net charge-offs were $38,000 or .01% of gross loans and $40,000 or .01% for the three months ended March 31, 2004 and 2003 respectively.

The allowance for loan losses is established through a provision for loan losses charged to expense. See "Provision for Loan Losses" below for information on the provision during the periods. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. Management reviews a calculation of the allowance for loan losses on a quarterly basis. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the bank to make additions to the allowance for loan losses based on their judgments of collectibility based on information available to them at the time of their examination.

The following table provides a detailed analysis of changes in the indicated periods in the allowance for estimated loan losses:


                                                                     Three Months Ended March 31,
                                                                       2004                2003
                                                                   --------------------------------
                                                                        (Dollars in thousands)
Balance, beginning of fiscal year                                  $   4,617           $   4,988

Charge-offs:
     Commercial                                                            0                   0
     Agricultural production                                               0                   0
     Real Estate:
     Construction                                                          0                   0
     Commercial                                                            0                   0
     Agriculture                                                           0                  42
     Other Mortgages                                                      46                   0
     Consumer (including installmment loans)                               2                   0
                                                                   --------------------------------
       Total Charge-offs                                                  48                  42
                                                                   --------------------------------

Recoveries:
     Commercial                                                            0                   1
     Agricultural production                                               0                   0
     Real Estate:
     Construction                                                          0                   0
     Commercial                                                            0                   0
     Agriculture                                                           0                   0
     Other Mortgages                                                       8                   0
     Consumer (including installment loans)                                2                   1
                                                                   --------------------------------
       Total Recoveries                                                   10                   2
                                                                   --------------------------------
Net Charge-offs                                                           38                  40

Provision charged to operations                                           50                  90
                                                                   --------------------------------
Balance, end of period                                             $   4,629           $   5,038
                                                                   ================================

Average amount of loans outstanding before allowance
 for estimated losses on loans                                     $ 392,209           $ 367,724
                                                                   ================================

Ratio of net charge-offs during the period to average
 loans outstanding during the period                                   0.010%              0.011%
                                                                   ================================

Non-accrual, Past Due and Renegotiated Loans


                                                                      March 31,       December 31,
                                                                         2004             2003
                                                                   ----------------------------------
                                                                         (Dollars in thousands)
Non-accrual Loans (a)                                                   $2,500           $2,041
Past Due 90 days + (b)                                                       0                0
Restructured Loans                                                           0                0


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

The non-accrual loans consisted primarily of $314,000 of commercial real estate loans, $1.8 million of residential real estate loans and $159,000 of agricultural real estate. On March 31, 2004, the ratio of non-accrual loans to the allowance for loan losses was 54.0% compared to 44.2% on December 31, 2003. The increase during the quarter was due primarily to an increase in non-accrual residential real estate loans, in which the Company believes it has adequate collateral and anticipates minimal losses. The Company believes it has an adequate allowance for any anticipated losses for these loans.

As of March 31, 2004, the Company had loans totaling $25.5 million (in addition to those listed as non-accrual, past due or restructured) that were identified by the Bank's internal asset rating systems as classified assets and loans which management has determined require additional monitoring. This represents an increase of $7.1 million or 38.6% from December 31, 2003. The increase is primarily the result of continued monitoring of the loan portfolio and the early identification of loans the Company believes should be monitored more closely than non-classified loans. A portion of the increase, $1.2 million, represents a change in the way the Company treats the guaranteed portion of a loan. Beginning with the first quarter of 2004, the Company included the guaranteed portion of a classified loan in the classified loan total. The Company believes it has adequate reserves for anticipated losses that could result from the increase in classified assets. Management is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where full collectibility cannot reasonably be expected. Management has committed resources and is focusing on efforts designed to control the amount of classified assets. The Company does not have a substantial portion of its loans concentrated in one or a few industries nor does it have any foreign loans outstanding as of March 31, 2004. The Company's loans are concentrated geographically in the Wisconsin counties of Racine, Walworth, Kenosha, Lafayette and Green.

Investments securities - Available for Sale

The fair value of the securities available-for-sale portfolio at March 31, 2004, decreased $5.1 million or 6.2% from December 31, 2003. For the purposes of this discussion, changes in investment security balances are based on amortized costs. The decrease came from three areas of the portfolio. The Company purchased $32.0 million of U.S. Government Agency and $2.3 million of municipal securities. The Company sold $4.6 million of U.S. Government Agency Notes and $1.7 million of municipal securities. There were maturities and calls of $32.3 million of U.S. Government Agency Notes and U.S. Government Agency mortgage-backed securities and $1.2 million of municipal securities.

Deposits

Total deposits were $393.2 million on March 31, 2004 compared to $407.5 million on December 31, 2003. This is a decrease of $14.3 million or 3.6%. Most of the decrease was in demand deposits and is primarily a result of seasonal fluctuations in municipal deposits.

                                                            March 31,        December 31,             Change in
                                                              2004              2003                   Balance
                                                        -----------------------------------         -------------
                                                               (Amount in millions)
Money Market and Savings                                  $    146.3        $    149.2                $   (2.9)
NOW Accounts                                                    44.9              45.2                    (0.3)
Demand  Deposits                                                58.0              68.0                   (10.0)
Time Deposits less than $100,000                                86.3              87.1                    (0.8)
Time Deposits equal or greater than $100,000                    57.7              57.9                    (0.2)


Borrowed Funds

Total borrowed funds were $102.3 million on March 31, 2004, compared to $78.8 million on December 31, 2003. This is an increase of $23.5 million or 29.8%. The Company increased its borrowings because demand for loans has been growing faster than deposits. The following table summarizes changes during 2004 in the major classifications of borrowed funds.

                                                            March 31,        December 31,             Change in
                                                              2004              2003                   Balance
                                                        -----------------------------------         -------------
                                                               (Amounts in millions)
Securities sold under agreement to repurchase             $     27.1        $     27.4               $    (0.3)
Federal Home Loan Borrowings                                    44.2              44.2                      -
Federal Funds Borrowed                                          30.5               6.7                    23.8


Further information regarding our FHLB borrowings as of December 31, 2003 is included in the Note 9 of our Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2003.

Capital resources

As of March 31, 2004, the Company's stockholders' equity increased $1.5 million or 2.7% from December 31, 2003. Net income of $1.5 million was the primary reason for the increase. In addition, other comprehensive income increased $167,000 from $1.3 million to $1.5 million. These increases were partially offset by net repurchases of stock; the Company purchased $293,000 and sold $69,000 of treasury stock during the first three months of 2004.

Under the Federal Reserve Board's risk-based guidelines, capital is measured against the Company's subsidiary bank's risk-weighted assets. The Company's tier 1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 12.1% at March 31, 2004, well above the 4% minimum required. Total capital to risk-adjusted assets was 13.2%; also well above the 8% minimum requirement. The leverage ratio was at 9.6% compared to the 4% minimum requirement. According to FDIC capital guidelines, the Bank is considered to be "well capitalized."

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

The Bank's strategy with respect to asset/liability management is to maximize net interest income while limiting its exposure to a potential downward movement. Strategy is implemented by the Bank's management, which takes action based upon its analysis of the Bank's present positioning, its desired future positioning, economic forecasts, and its goals. It is the Bank's desire to maintain a cumulative GAP of positive or negative 15% of rate sensitive assets at the 1-year time frame. The current percentage is a positive 19%, which compares to a positive 20% as of December 31, 2003. Although these ratios are outside the Bank's target range, and the Bank is therefore somewhat exposed to declining rates, the Company's management feels the ratios are appropriate at this time due to management's projection for future interest rates.

Liquidity

Liquidity measures our ability to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $18.0 million at March 31, 2004, compared with $23.3 million at December 31, 2003. The Bank has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. During the first quarter of 2004, the Bank became increasingly dependent upon borrowed funds, as its loans outstanding increased while deposits modestly decreased. While the Bank believes that these types of borrowings are available on reasonable terms, there can be no assurance they will continue to be. We also generate liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities. Although changes in interest rates could negatively impact liquidity, the Bank feels it has adequate sources to meet its liquidity needs. Any effects changes in interest rates have on income would have minimal effect on liquidity.

The cash position of the Bank is determined by activity in three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. As a net result of these activities, the Bank's cash decreased slightly in the first three months of 2004. Net cash provided by operating activities was $1.7 million. This was primarily a result of normal increases and decreases in operations offset by net originating secondary market loans over secondary market loan proceeds. Net cash used in investing activities, consisting primarily of loan funding and the purchase of securities, was $16.4 million. Net cash provided by financing activities, consisting primarily of a $23.5 million increase in short term borrowings offset by the decrease in deposits, was $9.0 million, for the three months ended March 31, 2004.

For the three months ending March 31, 2003, net cash provided by operating activities was $7.5 million. This was primarily a result of net secondary market loan proceeds over originating secondary market loans. Net cash provided by investing activities, consisting primarily of loan funding and the purchase of securities was $7.4 million. Net cash used in financing activities, consisting primarily of deposit growth and short term borrowings, was $20.3 million.

Impact of Inflation and Changing Prices

The  consolidated  financial  statements  and the  accompanying  notes have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Forward Looking Statements- Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements  to be  covered by the safe  harbor  provisions  for  forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe Our future plans, strategies and expectations are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. First Banking Center's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, our implementation of new technologies, Our ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Results of operations

Net Interest Income

Net interest income is the difference between interest income and fees on loans and interest expense, and is the largest contributing factor to net income for the Company. All discussions of rate are on an annualized tax-equivalent basis, which accounts for income earned on nontaxable loans and securities that are not fully subject to federal taxes. Net interest income was $5.1 million and $4.6 million for the three months ended March 31, 2004 and March 31, 2003 respectively. Net interest margin as a percentage of average earning assets (includes loans placed on nonaccrual status) was 3.99% and 3.84% for the three months ended March 31, 2004 and March 31, 2003.

The major component of interest income and fees on loans is the income generated by loans. Although average yield declined slightly, from 5.89% to 5.54% for the three months ending March 31, 2003 to March 31, 2004 respectively, interest income and fees on loans increased as a result of increased average loan balances.

The major components of interest expense are interest paid on Certificates of Deposit (Time Deposits) and on Money Market Deposits. Interest expense on Time Deposits decreased due to decreased rates paid on increased average balances. The rates paid decreased from 2.42% to 1.72%, for the three months ended March 31, 2003 and 2004 respectively. Interest expense on Money Market Deposits decreased as a result of decreased rates on decreased average balances. The rates paid decreased from .78% to .74%, for the three months ended March 31, 2004 and 2003 respectively.

The following table summarizes the changes and reasons for the changes in interest earned and paid during the three months ended March 31, 2004 and 2003.


                                                                             Three months ended
                                                                                 March 31,
                                                                2004                                2003
                                                   -----------------------------------------------------------------------
                                                              Interest   Average                    Interest    Average
                                                    Average    Earned     Yield         Average      Earned      Yield
                                                    Balance   or Paid    or Cost        Balance     or Paid     or Cost
                                                   -----------------------------------------------------------------------
                                                                            (Dollars in thousands)
Interest Income:
  Interest and fees on loans (a) (b)               $ 416,902    5,777     5.54%          367,724      5,415      5.89%
  Interest and dividends on securities:
    Taxable                                           52,073      469     3.60%           58,858        502      3.41%
    Nontaxable (a)                                    37,064      595     6.42%           36,531        644      7.05%
  Interest on Fed funds sold                           2,419        4     0.66%           13,368         38      1.14%
  Interest on interest-bearing deposits in banks         278        1     1.44%            4,706         14      1.19%
                                                   -----------------------------------------------------------------------
    Total Interest Income                          $ 508,736    6,846     5.38%          481,187      6,613      5.50%
                                                   =======================================================================

Interest Expense
  Interest on deposits                             $ 335,170    1,176     1.40%          316,691      1,462      1.85%
  Interest on short-term borrowings                   46,685      165     1.41%           26,052         72      1.11%
  Interest on other borrowings                        44,250      424     3.83%           45,985        460      4.00%
                                                   -----------------------------------------------------------------------
       Total Interest Expense                      $ 426,105    1,765     1.66%          388,728      1,994      2.05%
                                                   =======================================================================
Net interest margin                                            $5,081     3.99%                      $4,619      3.84%
                                                               ===================                   =====================

(a) The interest and average yield for nontaxable loans and investments are presented on an annualized federal taxable equivalent basis assuming a 34% tax rate.
(b) Interest and fees on loans decreased $514,000 for the Quarter Ending March 31, 2003 due to a reclassification of gains on the sales of loans.

Provision for loan losses

For the three months ending March 31, 2004, $50,000 was charged to current earnings and added to the allowance for loan losses compared to $90,000 during the first three months of 2003. Net charge-offs decreased slightly to $38,000 from $40,000 for the period ended March 31, 2004 as compared to the period ended March 31, 2003; however, non-accrual loans increased $500,000 and classified loans increased $7.0 million during the first quarter of 2004. Even though total loans and non-performing and classified assets increased, the Bank charged less to earnings during the three months ending March 31, 2004 versus 2003 because management believes the Bank's exposure to loss on the increased non-performing and classified loans is minimal and, in our judgment, there is adequate collateral to cover the loan balances.

See "Allowance for Loan Losses" below for a description of the processes which the Company uses in determining the amount of the provision and the allowance for loan losses.

Non-interest income

Non-interest income decreased $37,000 or 2.7% for the three months ended March 31, 2004. The decrease was primarily the result of $288,000, in decreased gains from the sales of loans offset with $123,000 of gains from the sale of securities, $53,000 of income from other real estate owned and an increase of $31,000 from trust fees.

Non-interest expense

Non-interest expense increased $345,000 or 9.0% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Salaries and benefit costs accounted for $181,000 for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase in salaries and benefit costs can be attributed to normal wage increases and increased health insurance benefit costs. Occupancy expense increased $46,000 for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 due to increases in real estate taxes, depreciation and utilities. Other expense increased $118,000 for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Income Taxes

Income tax expense for the three months ending March 31, 2004 was $566,000 compared to $490,000 for the three months ending March 31, 2003. The effective tax increased to 28.1% for the three months ending March 31, 2004 compared to 26.1% for the three months ending March 31, 2003. The increase is primarily as a result of an increase in taxable interest income net with a decrease in interest expense.

Like many Wisconsin financial institutions, the Bank has a non-Wisconsin subsidiary which holds and manages investments assets, the income from which has not yet been subject to Wisconsin tax. The Wisconsin Department of Revenue has instituted an audit program, including an audit of the Bank, specifically aimed at out of state bank subsidiaries and has indicated that it may withdraw favorable rulings previously issued in connection with such subsidiaries. As a result of these developments, the Department may take the position that some or all of the income of the out of state subsidiary is taxable in Wisconsin, which will likely be challenged by financial institutions in state. If the Department is successful in its efforts, it could result in a substantial negative impact on the earnings of the Bank.


Critical Accounting Policies

Allowance for Loan Losses

Management believes the allowance for loan losses accounting policy is critical to the portrayal and understanding of our financial condition and results of operations. As such, selection and application of this "critical accounting policy" involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results or operations is a reasonable likelihood. For further detail, see the explanations under "Financial Condition-Loans" above.

Income Taxes

See Note 1 of the notes to our audited consolidated financial statements for the year ended December 31, 2003 for our income tax accounting policy. Income tax expense recorded in the consolidated income statement involves interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy. We undergo examinations by various regulatory taxing authorities. Such agencies may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. In addition, as noted above, the Bank is undergoing a state tax audit relating to the activities and holdings of one of its subsidiaries; we must make judgments as to the expected effect of that audit. See "Results of Operations-Income Taxes" and Note 12 of the notes to our audited consolidated financial statements for the year ended December 31, 2003 for more income tax information.

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

One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance-sheet contracts. The most recent NPV analysis, as of March 31, 2004, projects that net portfolio value would decrease by approximately 3.49% if interest rates would rise 200 basis points and would decrease by approximately 1.81% if interest rates would rise 100 basis points over the next year. It projects an increase in net portfolio value of approximately 3.80% if interest rates would drop 200 basis points and an increase of approximately 2.16% if interest rates would drop 100 basis points. Both simulations are within board-established policy limits. The Company has not experienced any material changes to its market risk position since December 31, 2003, as disclosed in the Company's 2003 Form 10K Annual Report. First Banking Center's policy is to limit the effect of a 200 basis point rate shock to plus or minus 20% of projected net interest income and to minus 20% of the market value of portfolio equity.

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

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the securities and Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention, on a timely basis, material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

There have not been any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II-OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(e) The following table sets forth information on the Company's repurchase of shares of its common stock during the quarter ended March 31, 2004:

Issuer Purchases of Equity Securities

                 (a) Total   (b) Average    (c) Total Number of      (d) Maximum Number
                 Number of    Price Paid     Shares (or Units)        (or Approximate
    Period       Shares (or   per Share     Purchased as Part of      Dollar Value) of
                   Units)     (or Unit)      Publicly Announced       Shares (or Units)
                 Purchased                   Plans or Programs        that May Yet Be
                                                                     Purchased Under the
                                                                      Plans or Programs
--------------------------------------------------------------------------------------------
   Month #1
  January 1 -        600        46.92                 -                       -
  January 31,
     2004

   Month #2
 February 1 -        350        47.48                 -                       -
 February 29,
     2004

   Month #3
   March 1 -       5,272        46.99                 -                       -
   March 31,
     2004
--------------------------------------------------------------------------------------------
     Total         6,222        47.01                 *                       *
--------------------------------------------------------------------------------------------



* There is no active trading market for the Company's common stock. All repurchases were therefore made in private transactions. Although the Company does not have a formal repurchase program, it regularly repurchases shares, particularly in situations in which it is approached by shareholders seeking to sell shares; it has disclosed the fact that it will from time to time make such purchases.


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










                                            First Banking Center, Inc.





May 17, 2004                                /s/ Brantly Chappell
Date                                        -----------------------
                                            Brantly Chappell
                                            Chief Executive Officer



May 17, 2004                                /s/ James Schuster
Date                                        -----------------------
                                            James Schuster
                                            Chief Financial Officer