Form 10-Q
period 2004-06-30
FIRST BANKING CENTER INC
filed 2004-08-09
CIK 356858

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2004

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

Yes     [ X ]     No [   ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes     [   ]     No   [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 28, 2004, Common stock, $1.00 par value, 1,492,836 shares outstanding.

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                                TABLE OF CONTENTS
                                  June 30, 2004



Part I   Financial Information                                          Page
                                                                        ----

         Item 1  Consolidated Financial Statements

                 Unaudited Consolidated Balance Sheets,
                 June 30, 2004 and December 31, 2003                     3

                 Unaudited Consolidated Statements of Income,
                 For the three and six month periods ended
                 June 30, 2004 and 2003                                  4

                 Unaudited Consolidated Statements of Cash Flows,
                 For the six months ended June 30, 2004 and 2003         5

                 Notes to Unaudited Consolidated Financial Statements    6-9

         Item 2  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           10-19

         Item 3  Quantitative and Qualitative Disclosures about Market
                 Risk                                                    20

         Item 4  Controls and Procedures                                 21

Part II  Other Information

         Item 1  Legal Proceedings                                       21

         Item 2  Changes in Securities, Use of Proceeds and Issuer
                 Purchases of Equity Securities                          21

         Item 3  Defaults upon Senior Securities                         22

         Item 4  Submission of Matters to a Vote of Security Holders     22

         Item 5  Other Information                                       22

         Item 6  Exhibits and Reports on Form 8-K                        22

         Signatures                                                      23

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                        June 30,     December 31,
ASSETS                                                                                    2004          2003
                                                                                    ------------------------------
                                                                                        (Dollars in thousands)
  Cash and due from banks                                                            $   15,484       $   19,960
  Federal funds sold                                                                      4,047            3,047
  Interest-bearing deposits in banks                                                        281              274
  Available for sale securities                                                          68,563           82,672
  Loans, less allowance for loan losses of $4,696 and
    $4,617 at 2004 and 2003, respectively                                               440,450          403,252
  Office buildings and equipment, net                                                    12,979           11,818
  Other real estate owned                                                                 1,853            1,899
  Federal Home Loan Bank stock                                                           11,657           11,755
  Other assets                                                                           10,094            9,240
                                                                                    ------------------------------
      TOTAL ASSETS                                                                   $  565,408       $  543,917
                                                                                    ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits
    Demand                                                                           $   62,241       $   67,961
    Savings and NOW accounts                                                            204,876          194,419
    Time                                                                                150,575          145,072
                                                                                     -----------------------------
      Total deposits                                                                    417,692          407,452
  Short-term borrowings                                                                  50,820           34,176
  Other borrowings                                                                       38,633           44,673
  Other liabilities                                                                       3,784            4,076
                                                                                     -----------------------------
      TOTAL LIABILITIES                                                              $  510,929       $  490,377
                                                                                     -----------------------------

STOCKHOLDERS' EQUITY
  Common stock, $1.00 par value 3,000,000 shares authorized; 1,502,543 and
    1,501,277 shares issued as of June 30, 2004 and December 31, 2003, respectively; 1,492,683 and 1,500,760 shares outstanding as of June 30, 2004
    and December 31, 2003, respectively                                                   1,503            1,501
  Surplus                                                                                 4,646            4,612
  Retained earnings                                                                      48,478           46,161
  Accumulated other comprehensive income                                                    334            1,290
  Common stock in treasury, at cost- 9,860 and 517 shares as of June 30, 2004
    and December 31, 2003, respectively                                                    (482)             (24)
                                                                                     -----------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                     $   54,479       $   53,540
                                                                                     -----------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  565,408       $  543,917
                                                                                     =============================



                      See accompanying notes to unaudited consolidated financial statements



                    FIRST BANKING CENTER, INC. AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                            Three Months Ended          Six Months Ended
                                                                 June 30,                   June 30,
                                                            2004          2003          2004         2003
                                                        ----------------------------------------------------
                                                          (Dollars in thousands,     (Dollars in thousands,
                                                          except per share data)     except per share data)
INTEREST INCOME

  Interest and fees on loans                            $   5,928     $   5,555    $   11,695    $  10,959
  Interest and dividends on securities:
    Taxable                                                   230           356           510          681
    Non-taxable                                               365           409           758          834
  Interest on federal funds sold                                5            22             9           60
  Interest on interest-bearing deposits in banks                1             1             2           15
  Other interest and dividends                                176           222           365          399
                                                        ----------------------------------------------------
      TOTAL INTEREST INCOME                                 6,705         6,565        13,339       12,948
                                                        ----------------------------------------------------

INTEREST EXPENSE
  Interest on deposits                                      1,156         1,374         2,332        2,836
  Interest on short-term borrowings                           153            55           311          127
  Interest on other borrowings                                441           463           872          923
                                                        ----------------------------------------------------
      TOTAL INTEREST EXPENSE                                1,750         1,892         3,515        3,886
                                                        ----------------------------------------------------
      NET INTEREST INCOME                                   4,955         4,673         9,824        9,062

  Provision for loan losses                                    50             0           100           90
                                                        ----------------------------------------------------
      NET INTEREST INCOME AFTER PROVISION FOR
        LOAN LOSSES                                         4,905         4,673         9,724        8,972
                                                        ----------------------------------------------------

NON-INTEREST INCOME
  Trust fees                                                  188           139           338          258
  Service charges on deposit accounts                         576           480         1,038          945
  Commissions                                                  41            46            83           87
  Automated banking fees                                       96            93           182          178
  Securities gains, net                                         0             0           123            0
  Loan gains, net                                             262           600           488        1,114
  Other                                                       219           170           488          341
                                                        ----------------------------------------------------
      TOTAL NON-INTEREST INCOME                             1,382         1,528         2,740        2,923
                                                        ----------------------------------------------------

NON-INTEREST EXPENSE
  Salary and employee benefits                              2,324         2,236         4,703        4,434
  Occupancy                                                   324           292           654          576
  Equipment                                                   357           353           704          694
  Data processing services                                    274           257           549          502
  Other                                                       893           790         1,723        1,538
                                                        ----------------------------------------------------
      TOTAL NON-INTEREST EXPENSE                            4,172         3,928         8,333        7,744
                                                        ----------------------------------------------------
      INCOME BEFORE INCOME TAXES                            2,115         2,273         4,131        4,151

  Income taxes                                                605           640         1,171        1,130
                                                        ----------------------------------------------------
      NET INCOME                                        $   1,510     $   1,633     $   2,960    $   3,021
                                                        ====================================================

Basic earnings per share                                $    1.01     $    1.09     $    1.98    $    2.02
Diluted earnings per share                              $    0.98     $    1.07     $    1.92    $    1.98


                    See accompanying notes to unaudited consolidated financial statements



                    FIRST BANKING CENTER, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                      2004          2003
                                                                                   ------------------------
                                                                                    (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $  2,960      $  3,021
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation                                                                         531           473
    Provision for loan losses                                                            100            90
    Loan gains, net                                                                     (488)       (1,114)
    Amortization of premiums and accretion of discounts
     on securities, net                                                                  150           100
    Amortization                                                                          90            62
    Securities gains, net                                                               (123)           -
    Tax benefit of nonqualified stock options exercised                                   17            -
    Increase in other assets                                                            (306)         (853)
    Increase in other liabilities                                                       (290)         (295)
                                                                                   ------------------------
     Net cash provided by operating activities before loan originations and sales      2,641         1,484
    Loans originated for sale                                                        (28,722)      (51,341)
    Proceeds from sale of loans                                                       29,751        53,517
                                                                                   ------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                      3,670         3,660
                                                                                   ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase) decrease in interest-bearing deposits in banks                         (7)          229
    Net (increase) decrease in federal funds sold                                     (1,000)        4,816
    Proceeds from sales of available-for-sale securities                               6,297            -
    Proceeds from maturities and calls of available-for-sale securities               44,890        50,014
    Purchase of available-for-sale securities                                        (38,557)      (48,703)
    Net increase in loans                                                            (37,839)         (934)
    Purchase of office buildings and equipment                                        (1,692)         (859)
                                                                                   ------------------------
        NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                          (27,908)        4,563
                                                                                   ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                                               10,240        (7,355)
    Dividends paid                                                                      (643)         (583)
    Payments on other borrowings                                                      (6,040)         (437)
    Net increase (decrease) in short-term borrowings                                  16,644        (3,359)
    Sale of common stock for the exercise of stock options                                19            60
    Purchase of treasury stock                                                          (634)          (66)
    Sale of treasury stock for the exercise of stock options                             176            66
                                                                                   ------------------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           19,762       (11,674)
                                                                                   ------------------------
    NET DECREASE IN CASH AND DUE FROM BANKS                                           (4,476)       (3,451)

CASH AND DUE FROM BANKS:
    Beginning                                                                         19,960        22,203
                                                                                   ------------------------
    Ending                                                                          $ 15,484      $ 18,752
                                                                                   ========================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
    Cash paid during the year for:
      Interest                                                                      $  3,524      $  3,973
      Income taxes                                                                  $    620      $    452

SUPPLEMETAL SCHEDULE OF NONCASH INVESTING ACTIVITIES,
    Change in accumulated other comprehensive income,
      Unrealized gains (losses) on available-for-sale securities, net               $   (956)     $    538
    Other real estate aquired in settlement of loans                                $    103      $     -


             See accompanying notes to unaudited consolidated financial statements


                    FIRST BANKING CENTER, INC AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

NOTE 1 - Basis of Presentation

The unaudited consolidated financial statements include the accounts of First Banking Center, Inc. (the "Company") and First Banking Center, its wholly owned subsidiary. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operation and cash flows for the interim periods have been made. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE 2 - Earnings per Share

The following information calculates the computation of earnings per share on a basic and diluted basis:

                                                    Three Months Ended    Six Months Ended
                                                         June 30,             June 30,
                                                      2004      2003       2004      2003
                                                    ---------------------------------------
                                                        (Amounts in         (Amounts in
                                                     thousands, except   thousands, except
                                                      per share data)     per share data)
Basic
Net income                                          $ 1,510   $ 1,633    $ 2,960   $ 3,021
Weighted average shares outstanding                   1,496     1,496      1,496     1,495
Basic earnings per share                            $  1.01   $  1.09    $  1.98   $  2.02

Diluted
Net income                                          $ 1,510   $ 1,633    $ 2,960   $ 3,021
Weighted average shares outstanding                   1,496     1,496      1,496     1,495
Effect of dilutive stock options outstanding             45        30         45        30
                                                    ---------------------------------------
Diluted weighted average shares outstanding           1,541     1,526      1,541     1,525
Diluted earnings per share                          $  0.98   $  1.07    $  1.92   $  1.98



NOTE 3 - Comprehensive Income

The following table presents our comprehensive income:
                                                    Three Months Ended    Six Months Ended
                                                         June 30,             June 30,
                                                      2004      2003       2004      2003
                                                    ---------------------------------------
                                                       (Dollars in          (Dollars in
                                                        thousands)           thousands)
Net income                                          $ 1,510   $ 1,633    $ 2,960   $ 3,021
Other comprehensive income
  Net change in unrealized gain (loss) on
   available for sale securities                       (956)      625       (789)      538
                                                    ---------------------------------------
Total comprehensive income                          $   554   $ 2,258    $ 2,171   $ 3,559
                                                    =======================================

NOTE 4 - Stock-based Compensation Plan:

For the six months ended June 30, 2004, and June 30, 2003, the Company had one stock-based compensation plan for officers and key employees. The Company accounts for this plan under the recognitions and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:


                                                    Three Months Ended    Six Months Ended
                                                         June 30,             June 30,
                                                      2004      2003       2004      2003
                                                    ---------------------------------------
                                                        (Dollars in          (Dollars in
                                                     thousands, except    thousands, except
                                                    for per share data)  for per share data)
Net income, as reported                             $ 1,510   $ 1,633    $ 2,960   $ 3,021
Deduct total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects               2         8       (168)     (193)
                                                    ---------------------------------------
Pro forma net income                                $ 1,512   $ 1,641    $ 2,792   $ 2,828
                                                    =======================================

Earnings per share:
 Basic:
 As reported                                        $  1.01   $  1.09    $  1.98   $  2.02
 Pro forma                                             1.01      1.10       1.87      1.89
Diluted:
 As reported                                        $  0.98   $  1.07    $  1.92   $  1.98
 Pro forma                                             0.98      1.07       1.81      1.85


In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions used for grants on June 30, 2004, and June 30, 2003, respectively: dividend yield of 1.7 percent and 1.7 percent;
expected price volatility of 5.1 percent and 5.2 percent, blended risk-free interest rates of 4.9 percent and 3.5 percent; and expected lives of 10 years, respectively.

NOTE 5 - Commitments and Contingencies

Information in the following table provides a summary of the Company's other contractual obligations and commercial commitments as of June 30, 2004, as well as that information for its depository products:

                                                                              Payments Due by Fiscal Period
                                                                                      (in thousands)
                                                             ---------------------------------------------------------------
Contractual Obligations (a)                                                Remaining in      2005-      2007-      2009 and
                                                                Total          2004          2006       2008      thereafter
                                                             ---------------------------------------------------------------
Time deposits, certificates of deposit                       $ 150,575     $  81,780     $  48,127   $  10,711    $  9,957
  and similar products                       (b)
Short-term obligations                       (c)                50,820        50,820            -           -           -
Other borrowings                             (d)                38,633        13,362        11,060      11,211       3,000
Operating leases                                                   332            95           174          63          -
Other long-term obligations                  (e)                 2,336           132           497         427       1,280
                                                             ---------------------------------------------------------------
    Total contractual cash obligations                       $ 242,696     $ 146,189     $  59,858   $  22,412    $ 14,237
                                                             ===============================================================


Notes

a.   Excluding the "off balance sheet" lending commitments discussed below.

b.   Excludes demand, savings, and money market deposits

c. See Note 8 in the Notes to Consolidated Financial Statements for the year ended December 31, 2003 for a description of the Company's various short-term borrowings. Many short-term borrowings such as federal funds purchased and security repurchase agreements are expected to be reissued and, therefore, do not necessarily represent an immediate need for cash.

d. See Note 9 in the Notes to Consolidated Financial Statements for the year ended December 31, 2003 for a description of the Company's various other borrowings.

e. Other long-term obligations consisted primarily of salary continuation agreements and benefit plans. See Exhibits 10.1, 10.2, 10.3 and 10.4 to the Form 10-K as of December 31, 2003 for a detailed description of the Company's salary continuation agreements and benefit plans.




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

Information in the following table provides a summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of June 30:

                                                                   2004         2003
                                                                -----------------------
                                                                 (Dollars in thousands)
Commitments to extend credit
  Unused revolving home equity, consumer lines of credit         $ 20,523     $ 16,189
  Unused commercial lines of credit                                75,699       56,685
Standby letters of credit                                           3,334        2,341


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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown earlier in the summary. If the commitment is funded the Bank would be entitled to seek recovery from the customer. At June 30, 2004 and December 31, 2003, no amounts have been recorded as liabilities for the Bank's potential obligations under these guarantees.

NOTE 6 - Derivative Instruments

At June 30, 2004, the Company was entered in an interest rate swap transaction which resulted in the Company converting $10 million of fixed rate brokered CD's into variable rate debt. This swap transaction requires the payment of interest by the Company at a variable interest rate payment based on the one month LIBOR rate adjusted monthly. In turn, the Company receives a fixed rate interest payment equal to 5.0% using an actual/365 day basis.


Summary information about the interest rate swap at June 30 is as follows:
                                                2004            2003
                                           -------------------------------
                                               (Dollars in thousands)
Notional amount                             $  10,000       $     -
Weighted average fixed rate                      5.00%            -
Weighted average variable rate                   1.27%            -
Weighted average maturity, years                  7.5             -
Fair value                                       (114)            -


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements- Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and include this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. First Banking Center's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               As of June 30, 2004

The following discussion provides additional analysis of the financial condition and results of operations of the Company for the three and the six months ended June 30, 2004. This discussion focuses on the significant factors that affected the Company's earnings so far in 2004, with comparisons to 2003. As of June 30, 2004, First Banking Center (the "Bank") was the only direct subsidiary of the Company and its operations contributed nearly all of the revenue for the year. The Company provides various support functions for the Bank and receives payment from the Bank for these services. These intercompany payments are eliminated for the purpose of these consolidated financial statements. The Bank has three wholly owned subsidiaries, FBC Financial Services, Corp., a brokerage and financial services subsidiary, FBC-Burlington, Inc., an investment subsidiary located in Nevada and Burco Holdings, LLC, a real estate subsidiary for the purpose of holding and liquidating property acquired as other real estate.

Overview

As of June 30, 2004, total Company assets were $565.4 million, increasing 3.95% from $543.9 million as of December 31, 2003. Net income for the quarter ended June 30, 2004 was $1.5 million or $0.98 per diluted share, decreasing $123,000 or 7.53% from $1.6 million or $1.07 per diluted share in the second quarter of 2003. Net income for the six months ended June 30, 2004 was $3.0 million or $1.92 per diluted share, decreasing $61,000 or 2.00% from $3.0 million or $1.98 per diluted share in the first six months of 2003. The significant items resulting in these results are discussed below.

Financial Condition

Loans

Loans outstanding were $445.1 million and $407.9 million on June 30, 2004 and December 31, 2003 respectively. This represented an increase of $37.2 million or 9.1%. The increase was primarily the result of continued strong demand for commercial loans secured by real estate and construction and land development loans. The increase in agricultural real estate loans was primarily the reclassification of farm residential property from residential real estate to agricultural real estate. Our loan demand outpaced the growth in deposits in the first six months of 2004; therefore, the Company also sold some investment securities and borrowed additional funds to fund a portion of this increased loan demand.

The  following  table   summarizes  the  changes  to  date  in  the  major  loan
classifications:

                                                                                                 As a % of Total Loans
                                             June 30,       December 31,   Change in           June 30,       December 31,
                                               2004             2003         Balance             2004             2003
                                          ---------------------------------------------     --------------------------------
                                                        (Dollars in millions)
Residential Real Estate                       $160.9          $178.5        ($17.6)             36.1%             43.8%
Commercial Real Estate                        $120.6          $101.1         $19.5              27.1%             24.8%
Construction and Land Development              $55.4           $43.0         $12.4              12.4%             10.5%
Commercial                                     $33.7           $27.6          $6.1               7.6%              6.8%
Agricultural Real Estate                       $45.9           $25.9         $20.0              10.3%              6.4%


Allowance for Loan Losses

One measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total loans. The allowance for loan losses was $4.7 million or 1.05% of gross loans on June 30, 2004, compared with $4.6 million or 1.13% of gross loans on December 31, 2003. Net charge-offs were $21,000 or .01% of gross loans and $46,000 or .01% for the six months ended June 30, 2004 and 2003, respectively. The allowance for loan losses was 166.64% of non-accrual loans at June 30, 2004 as compared to 226.21% at December 31, 2003. See below for further information regarding the increase in non-accrual loans and "Results of Operations-Provision for Loan Losses" for matters relating to the determination of the provision for loan losses in the first six months of 2004.


The allowance for loan losses is established through a provision for loan losses charged to expense. See "Provision for Loan Losses" below for information on the provision during the periods. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. It is management's belief that the allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses that actually occur. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. Management reviews a calculation of the allowance for loan losses on a quarterly basis. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or trends, potential exposure in the loan portfolio or other factors. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the Bank to make additions to the allowance for loan losses based on their judgments of collectibility based on information available to them at the time of their examination.

The following table provides a detailed analysis of changes in the indicated periods in the allowance for estimated loan losses:

                                                                           Six Months Ended
                                                                              June 30,
                                                                       2004                2003
                                                                  -----------------------------------
                                                                        (Dollars in thousands)
Balance, beginning of fiscal year                                   $  4,617            $  4,988

Charge-offs:
  Commercial                                                               3                   6
  Agricultural production                                                  0                  42
  Real estate:
    Construction                                                           0                   0
    Commercial                                                             0                   0
    Agriculture                                                            0                   0
    Other mortgages                                                       46                   0
    Consumer (including installmment loans)                                6                   1
                                                                  -----------------------------------
      Total Charge-offs                                                   55                  49
                                                                  -----------------------------------

Recoveries:
    Commercial                                                             0                   1
    Agricultural production                                               20                   0
    Real estate:
    Construction                                                           0                   0
    Commercial                                                             0                   0
    Agriculture                                                            0                   0
    Other mortgages                                                        8                   0
    Consumer (including installment loans)                                 6                   2
                                                                  -----------------------------------
      Total Recoveries                                                    34                   3
                                                                  -----------------------------------

Net Charge-offs                                                           21                  46

Provision charged to operations                                          100                  90
                                                                  -----------------------------------
Balance, end of period                                              $  4,696            $  5,032
                                                                  ===================================

Average amount of loans outstanding
    before allowance for estimated losses on loans                  $439,334            $370,789
                                                                  ===================================

Ratio of net charge-offs during the
    period to average loans outstanding
    during the period                                                  0.005%              0.012%
                                                                  ===================================

Non-accrual, Past Due and Renegotiated Loans

                                                                     June 30,         December 31,
                                                                       2004               2003
                                                                  -----------------------------------
                                                                        (Dollars in thousands)
Non-accrual Loans (a)                                                 $2,818             $2,041
Past Due 90 days + (b)                                                     0                  0
Restructured Loans                                                         0                  0


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

The non-accrual loans consisted primarily of $1.9 million of residential real estate loans, $350,000 of farmland, $213,000 of agricultural production loans, and $190,000 of commercial loans. The increase during the first six months of 2004 was the result of non-accrual residential real estate loans increasing $511,000, non-accrual farmland loans increasing $274,000, and non-accrual agricultural production loans increasing $210,000, offset by non-accrual commercial real estate loans of $300,000. The bulk of the increase relates to factors involving specific loans.

As of June 30, 2004, the Company had loans totaling $26.1 million (in addition to those listed as non-accrual, past due or restructured) that were identified by the Bank's internal asset rating system as classified assets and loans which management has determined require additional monitoring. This represented an increase of $7.7 million or 41.8% from December 31, 2003. The increase was primarily the result of the Company modifying its standards, beginning in the first quarter of 2004, whereby it now identifies potential problem loans earlier in the process than in the past. By identifying the loans earlier, they can be monitored more closely with the idea that action can be taken before they become problem loans. A portion of the increase, $1.2 million, represented a change in the way the Company treats the guaranteed portion of a loan. Beginning with the first quarter of 2004, the Company included the guaranteed portion of a classified loan in the classified loan total. The Company believes it has adequate reserves for anticipated losses that could result from the increase in classified assets; however, there can be no assurance that the allowance for loan losses will be adequate to cover all losses that actually occur. Management is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where full collectibility cannot reasonably be expected. Management has committed resources and is focusing on efforts designed to control the amount of classified assets. The Company does not have a substantial portion of its loans concentrated in one or a few industries nor does it have any foreign loans outstanding as of June 30, 2004. The Company's loans are concentrated geographically in the Wisconsin counties of Racine, Walworth, Kenosha, Lafayette and Green.


Investments securities - Available for Sale

The fair value of the securities available-for-sale portfolio at June 30, 2004, decreased $14.1 million or 17.1% from December 31, 2003. During the period, the Company sold securities in the investment portfolio in part to fund the increase in loans.

For the purposes of this discussion, changes in investment security balances are based on amortized costs. The decrease came from three areas of the portfolio. The Company purchased $35.0 million of U.S. government agency securities and $3.6 million of municipal securities. The Company sold $4.6 million of U.S. government agency notes and $1.7 million of municipal securities. There were maturities and calls of $42.3 million of U.S. government agency notes and U.S. government agency mortgage-backed securities and $2.7 million of municipal securities.

Deposits

Total deposits were $417.7 million on June 30, 2004 compared to $407.5 million on December 31, 2003. This is an increase of $10.2 million or 2.5%. Most of the increase was in money market accounts as deposits shifted from demand and time deposits; however, deposits showed a net gain because the Company issued a $10 million brokered time deposit. Brokered deposits are deposits generated outside of the Company's market area. They are sold by a broker to individuals who have no other relationships with the Company. The brokered deposits have a 7.5 year maturity which exposes the Company to interest rate risk for a period of time longer than the Company is accustomed to when issuing time deposits in its market. To offset this risk, the deposits are callable every six months and the Company has also entered into a callable interest rate swap that effectively converts this 7.5 year fixed rate liability to a one month LIBOR based variable rate liability. See Item 1, "NOTE 6 - Derivative Instruments" for more information regarding the swap. The following table summarizes changes during 2004 in the major classifications of deposts:


                                                                    June 30,      December 31,                Change in
                                                                      2004            2003                     Balance
                                                               -----------------------------------           -----------
                                                                      (Amounts in millions)
Money Market and Savings                                        $    159.0        $   149.2                  $   9.8
NOW Accounts                                                          45.9             45.2                      0.7
Demand  Deposits                                                      62.2             68.0                     (5.8)
Time Deposits less than $100,000                                      87.8             87.1                      0.7
Time Deposits equal or greater than $100,000                          62.8             57.9                      4.9


Borrowed Funds

Total borrowed funds were $89.5 million on June 30, 2004, compared to $78.8 million on December 31, 2003. This was an increase of $10.7 million or 13.6%. Securities sold under agreement to repurchase and Federal Home Loan borrowings each decreased $6.0 million as maturities were not replaced. The Company replaced these funds with brokered time deposits. Federal funds borrowed increased by $22.7 million to fund the demand for loans. The following table summarizes changes during 2004 in the major classifications of borrowed funds:

                                                             June 30,       December 31,          Change in
                                                               2004             2003               Balance
                                                          --------------------------------       -----------
                                                               (Amounts in millions)
Securities sold under agreement to repurchase                $   21.4        $   27.4            $   (6.0)
Federal Home Loan Borrowing                                      38.2            44.2                (6.0)
Federal Funds Borrowed                                           29.4             6.7                22.7


Further information regarding our FHLB borrowings as of December 31, 2003 is included in Note 9 of our Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2003.

Capital resources

As of June 30, 2004, the Company's stockholders' equity increased $939,000 or 1.8% from December 31, 2003. Net income of $3.0 million was the primary reason for the increase. In addition, the Company issued $176,000 of common stock through its incentive stock option plan. These increases were partially offset by the Company's repurchase of $634,000 of common stock into treasury, cash dividends of $643,000 (or $.43 per share for the period ended June 30, 2004), and a decrease in accummulated other comprehensive income of $956,000, to $334,000 at June 30, 2004 from $1.3 million at year end.

Under the Federal Reserve Board's risk-based guidelines, capital is measured against the Company's subsidiary bank's risk-weighted assets. The Company's tier 1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 11.6% at June 30, 2004, well above the 4% minimum required. Total capital to risk-adjusted assets was 12.7%; also well above the 8% minimum requirement. The leverage ratio was at 9.5% compared to the 4% minimum requirement. According to FDIC capital guidelines, the Company and the Bank were considered to be "well capitalized," at June 30, 2004.

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

The Bank's strategy with respect to asset/liability management is to maximize net interest income while limiting its exposure to a potential downward movement. This strategy is implemented by the Bank's management, which takes action based upon its analysis of a number of factors, including the Bank's present positioning, its desired future positioning, economic forecasts, and its goals. It is the Bank's desire to maintain a cumulative GAP of positive or negative 15% of rate sensitive assets at the 1-year time frame. The percentage at June 30, 2004 was a positive 18%, which compared to a positive 20% as of December 31, 2003. Although these ratios were outside the Bank's target range, and the Bank would therefore be somewhat exposed to declining rates, management felt the ratios were appropriate due to management's projection for future interest rates.

Liquidity

Liquidity measures the ability to meet maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund operations, and to provide for customers' credit needs. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $19.8 million at June 30, 2004, compared with $23.3 million at December 31, 2003. The Bank has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. As in the second quarter, the Bank can also use brokered deposits to raise additional cash. See "Financial Condition - Deposits" above. During the second quarter of 2004, the Bank became increasingly dependent upon borrowed funds as its loans outstanding increased at a higher rate than deposits. While management believes that these types of borrowings are available on reasonable terms, there can be no assurance they will continue to be. The Bank also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities and, if appropriate, by selling available for sale securities. Although changes in interest rates could negatively impact liquidity, management feels the Bank has adequate sources to meet its liquidity needs. Any effects that changes in interest rates have on income should have minimal impact on liquidity.

The cash position of the Bank is determined by activity in three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. As a net result of these activities, the Bank's cash decreased slightly for the six months of 2004. Net cash provided by operating activities was $3.7 million. This was primarily a result of net income, normal increases and decreases in operations offset by net secondary market loan proceeds over originating secondary market loans. Net cash used in investing activities, consisting primarily of loan funding and purchases of securities, was $27.9 million. Net cash provided by financing activities, consisting primarily of a $16.6 million increase in short term borrowings and deposit growth of $10.2 million, was $19.8 million for the six months ended June 30, 2004.

For the six months ending June 30, 2003, net cash provided by operating activities was $3.7 million. This was primarily a result of net secondary market loan proceeds over originating secondary market loans. Net cash provided by investing activities, consisting primarily of federal funds sold and proceeds from security transactions, was $4.6 million. Net cash used in financing activities, consisting primarily of decreased deposits and short term borrowings, was $11.7 million.

Off-Balance Sheet Liabilities and Contractual Obligations

Because the Company is a holding company for a financial institution, it inherently has lending and other off-balance sheet financial commitments. It also has substantial contractual obligations to pay monies deposited with it, in addition to the types of long-term contractual obligations which other companies incur. Information regarding the Company's off-balance sheet arrangements and a summary of future contractual commitments is included in Note 5 - Commitments and Contingencies in the interim financial statements included in this report in
Item 1. The information included in Note 5 is incorporated by reference in this management's discussion and analysis.

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

Results of operations

Net Interest Income

Net interest income is the difference between interest income and fees on loans and interest expense, and is the largest contributing factor to net income for the Company. All discussions of rate are on an annualized tax-equivalent basis, which accounts for income earned on nontaxable loans and securities that are not fully subject to federal taxes. Net interest income was $5.0 million in the second quarter of 2004, an increase of $282,000 from $4.7 million in the period in 2003. For the six month period ended June 30, 2004, net interest income was $9.8 million, an increase of $762,000 from $9.1 million in that period in 2003. Net interest margin as a percentage of average earning assets (includes loans placed on nonaccrual status) declined slightly to 3.95% from 4.10% and to 3.94% from 4.11% for the three months and six months ended June 30, 2004 and 2003, respectively.

The major component of interest income and fees on loans is the income generated by loans. Although average yield declined to 5.40% from 6.00% and to 5.47% from 5.96% for the three months and six months ended June 30, 2004 and 2003, respectively, interest income and fees on loans increased as a result of increased average loan balances.

The major components of interest expense are interest paid on certificates of deposit (time deposits) and on money market deposits. The average Interest rate declined to 1.59% from 1.99% and to 1.62% from 2.01% for the three months and six months ended June 30, 2004 and 2003, respectively. Interest expense decreased due to decreased rates paid on increased average balances.

The following table summarizes the changes and reasons for the changes in interest earned and paid during the three and six months ended June 30, 2004 and 2003:

                                                                        Three months ended
                                                                             June 30,
                                                                2004                         2003
                                                      --------------------------------------------------------
                                                               Interest  Average           Interest  Average
                                                      Average  Earned    Yield    Average  Earned     Yield
                                                      Balance  or Paid   or Cost  Balance  or Paid   or Cost
                                                      --------------------------------------------------------
                                                                        (Dollars in thusands)
Interest Income:
  Interest and fees on loans (a) (b)                $ 439,334   5,936   5.40%    370,789   5,566     6.00%
  Interest and dividends on securities:
      Taxable                                          46,656     406   3.48%     41,227     578     5.61%
      Nontaxable (a)                                   35,444     554   6.25%     56,206     620     4.41%
  Interest on Fed funds sold                            1,967       5   1.02%      7,792      22     1.13%
  Interest on interest-bearing deposits in banks          280       1   1.43%        212       1     1.89%
                                                      --------------------------------------------------------
       Total Interest Income                        $ 523,681   6,902   5.27%    476,226   6,787     5.70%
                                                      ========================================================

Interest Expense
  Interest on deposits                              $ 342,632   1,156   1.35%    313,052    1,374    1.76%
  Interest on short-term borrowings                    53,361     153   1.15%     21,198       55    1.04%
  Interest on other borrowings                         43,860     441   4.02%     46,325      463    4.00%
                                                      --------------------------------------------------------
       Total Interest Expense                       $ 439,853   1,750   1.59%    380,575    1,892    1.99%
                                                      ========================================================
Net interest margin                                            $5,152   3.94%              $4,895    4.11%
                                                               ==============              ===============

                                                                         Six months ended
                                                                             June 30,
                                                                2004                         2003
                                                      --------------------------------------------------------
                                                               Interest  Average           Interest  Average
                                                      Average  Earned    Yield    Average  Earned    Yield
                                                      Balance  or Paid   or Cost  Balance  or Paid   or Cost
                                                      --------------------------------------------------------
                                                                        (Dollars in thousands)
Interest Income:
  Interest and fees on loans (a)(b)                 $ 428,118  11,713   5.47%    368,381   10,981    5.96%
  Interest and dividends on securities:
      Taxable                                          51,052     875   3.43%     36,360    1,080    5.94%
      Nontaxable (a)                                   36,254   1,149   6.34%     46,651    1,264    5.42%
  Interest on Fed funds sold                            2,193       9   0.82%      9,925       60    1.21%
  Interest on interest-bearing deposits in banks          279       2   1.43%      2,447       15    1.23%
                                                      --------------------------------------------------------
       Total Interest Income                        $ 517,896  13,748   5.31%    463,764   13,400    5.78%
                                                      ========================================================

Interest Expense
  Interest on deposits                              $ 338,900   2,332   1.38%    315,984    2,836    1.80%
  Interest on short-term borrowings                    49,818     311   1.25%     23,871      127    1.06%
  Interest on other borrowings                         44,261     872   3.94%     46,399      923    3.98%
                                                      --------------------------------------------------------
       Total Interest Expense                       $ 432,979   3,515   1.62%    386,254    3,886    2.01%
                                                      ========================================================
Net interest margin                                           $10,233   3.95%              $9,514    4.10%
                                                              ===============              ===============

(a) The interest and average yield for nontaxable loans and investments are presented on an annualized federal taxable equivalent basis assuming a 34% tax rate.

(b)  Interest  and fees on loans  decreased  $600,000  and $1.1  million for the
     three  and  six  months  ending  June  30,  2003   respectively  due  to  a
     reclassification of gains on the sales of loans.

Provision for Loan Losses

For the six months ended June 30, 2004, $100,000 was charged to current earnings and added to the allowance for loan losses compared to $90,000 during the first six months of 2003. In the second quarter of 2004, $50,000 was expensed to the provision, as compared to no addition in the comparable period in 2003. Net charge-offs decreased slightly to $21,000 from $46,000 for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. At this time however, non-accrual loans increased $318,000 and classified loans increased $471,000 during the second quarter of 2004, and increased $777,000 and $7.5 million, in the first six months of 2004. As a result of the increase in total loans and non-performing and classified assets, charges to earnings rose during the six months ended June 30, 2004 versus 2003. Management believes the exposure to loss on the increased non-performing and classified loans is minimal and that there is adequate collateral to cover the loan balances.

See "Allowance for Loan Losses" below for a description of the processes which the Company uses in determining the amount of the provision and the allowance for loan losses.

Non-interest Income

Non-interest income decreased $146,000 or 9.6% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The decrease was primarily the result of decreased gains from the sale of loans. Non-interest income decreased $183,000 or 6.3% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The decrease was primarily the result of $626,000 in decreased gains from the sales of loans offset by $123,000 of gains from the sale of securities and $74,000 of income from other real estate owned and increases of $80,000 from trust fees and $93,000 from service charges on deposit accounts. The decreased income from the sale of loans was the result of increased interest rates on fixed rate residental real estate loans. The increased interest rates caused a decline in the volume of fixed rate residental real estate loans which the Company sells to the secondary market.

Non-interest Expense

Non-interest expense increased $244,000 or 6.2% and $589,000 or 7.6% for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003. Salaries and benefit costs, which is the largest component of non-interest expense, accounted for $88,000 and $269,000 of the increase for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003. The increase in salaries and benefit costs can be attributed primarily to normal wage increases and increased health insurance costs. Occupancy expense increased $32,000 and $78,000 for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 due to increases in real estate taxes, depreciation and utilities. Other expense increased $103,000 and $185,000 for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003. The bulk of the increase is twofold. Professional service fees increased due to additional regulatory requirements. Amortization expense increased due to the acquisition of a branch in the second quarter of 2003.

Income Taxes

Income tax expense for the six months ending June 30, 2004 was $1,171,000 compared to $1,130,000 for the six months ending June 30, 2003. The effective tax rate increased to 28.3% for the six months ending June 30, 2004 compared to 27.2% for the six months ending June 30, 2003. The increase was primarily a result of an increase in taxable interest income.

Like many Wisconsin financial institutions, the Bank has a non-Wisconsin subsidiary which holds and manages investments assets, the income from which has not yet been subject to Wisconsin tax. The Wisconsin Department of Revenue instituted an audit program, including an audit of the Bank, specifically aimed at out of state bank subsidiaries and indicated that it may withdraw favorable rulings previously issued in connection with such subsidiaries. As a result of these developments, the Department may take the position that some or all of the income of the out of state subsidiary is taxable in Wisconsin, which will likely be challenged by financial institutions in the state. If the Department is successful in its efforts, it could result in a substantial negative impact on the earnings of the Bank.

In late July 2004, the Department sent letters to financial institutions in Wisconsin (whether or not undergoing an audit) reporting on settlements involving 17 banks and their out-of-state investment subsidiaries. The letter provided a summary of the Department's currently available settlement parameters. For prior periods they include: restrictions on the types of subsidiary income excluded from Wisconsin taxation; assessment of certain back taxes for a limited period of time; limitations on net operating loss carryforwards and interest deductions related to subsidiary loans; and interest (but not penalties) on past-due taxes. For 2004 and going forward, the letter states similar provisions, including limits on subsidiaries' assets. Settlement on the terms outlined would result in the rescission of prior letter rulings, and purport to be binding going forward except for future legislation or change by mutual agreement. Implicit in the letter appears to be an acceptance of the general proposition that some out-of-state investment subsidiary income is not subject to Wisconsin taxes.

At this time, no assessment has yet been made by the Department against the Bank nor has the Company determined how it intends to respond. The letter did not provide sufficient detail to permit the Company to assess what effects the acceptance of such a settlement offer might have upon it, nor does the Company have sufficient information to determine what the Department's position would be if an assessment were made and the Company were to challenge it. The Company intends to seek to obtain that detail and to evaluate the impact of such a settlement after it receives more specific details.

Critical Accounting Policies

Allowance for Loan Losses

Management believes the allowance for loan losses accounting policy is critical to the portrayal and understanding of our financial condition and results of operations. As such, selection and application of this "critical accounting policy" inherently involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results or operations is a reasonable likelihood. For further detail, see the explanations under "Financial Condition-Loans" above.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company, like other financial institutions, is subject to direct and indirect market risk. Direct market risk exists from changes in interest rates. The Company's net income is dependent on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income.

Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net income.

In an attempt to manage its  exposure to changes in interest  rates,  management
monitors   interest  rate  risk.  The   Asset/Liability
Committee meets quarterly to review the interest rate risk position and profitability, and to make or recommend adjustments. Management also reviews the securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the Company's objectives in the most effective manner. Notwithstanding our interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

In adjusting the asset/liability position, management attempts to manage interest rate risk while maintaining or enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long-term and short-term interest rates, market conditions and competitive factors, management may decide to increase interest rate risk position somewhat in order to increase the net interest margin. The Company's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long-term and short-term interest rates.

One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance-sheet contracts. The most recent NPV analysis, as of June 30, 2004, projected that net portfolio value would decrease by approximately 1.80% if interest rates would rise 200 basis points and would decrease by approximately 0.49% if interest rates would rise 100 basis points over the next year. It projects an increase in net portfolio value of approximately 3.47% if interest rates would drop 200 basis points and an increase of approximately 1.65% if interest rates would drop 100 basis points. Both simulations are within board-established policy limits. The Company has not experienced any material changes to its market risk position since December 31, 2003, as disclosed in the Company's 2003 Form 10-K Annual Report. The Company's policy is to limit the effect of a 200 basis point rate shock to plus or minus 20% of projected net interest income and to minus 20% of the market value of portfolio equity.

The Company does not currently engage in trading activities to control interest rates. Even though such activities may be permitted with the approval of the Board of Directors, The Company does not intend to engage in such activities in the immediate future. However, the Company has engaged in the use of derivative instruments for the period ended June 30, 2004 and intends to engage in such activities going forward.

Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention, on a timely basis, material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

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


Part II-OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(e) The following table sets forth information on the Company's repurchase of shares of its common stock during the quarter ended June 30, 2004:

Issuer Purchases of Equity Securities

---------------- ----------- ------------- ----------------------- -----------------------
    Period       (a) Total   (b) Average    (c) Total Number of    (d)  Maximum Number
                 Number of    Price Paid    Shares Purchased as       (or Approximate
                 Shares       per Share     Part of  Publicly           Dollar Value) of
                 Purchased                  Announced Plans or     Shares that May Yet
                                             Programs*      Be Purchased Under the
                                                                    Plans or Programs*

------------------------------------------------------------------------------------------
  Month #1
   April 1 -
   April 30,       5,321        49.95                -                        -
     2004

  Month #2
    May 1 -
    May 31,          533        47.86                -                        -
     2004

  Month #3
    June 1 -
    June 30,       1,000        50.00                -                        -
     2004
------------------------------------------------------------------------------------------
     Total         6,854*       49.80                *                        *
------------------------------------------------------------------------------------------



* There is no active trading market for the Company's common stock. All repurchases were therefore made in private transactions. Although the Company does not have a formal repurchase program, it regularly repurchases shares, particularly in situations in which it is approached by shareholders seeking to sell shares, it has disclosed the fact that it will from time to time make such purchases.

Item 3.  Defaults upon Senior Securities

             None

Item 4.  Submission of Matters to a Vote of Security Holders

On April 20, 2004, the Company held its 2004 annual meeting of shareholders. The only matter for action at the meeting was the election of three directors for the class of directors whose terms expired at the meeting. The following management nominees for directors were the only nominees; they were re-elected by the votes indicated to serve for terms expiring at the 2007 annual meeting.


           Nominee                            Votes For           Votes Withheld
           David Boilini                      1,140,663               563
           Daniel T. Jacobson                 1,140,713               513
           Thomas Laken, Jr.                  1,140,713               513


In addition, the following directors continued in office for terms expiring at the 2005 annual meeting of shareholders: Brantly Chappell, Dr. Robert Fait, Melvin Wendt and Charles R. Wellington. The following directors continue in office for terms expiring at the annual meeting of shareholders in 2006: Keith Blumer, John M. Ernster and John S. Smith

In addition, subsequent to the 2004 annual meeting of shareholders, the following persons were elected by the board as additional directors of the Company for terms expiring at the annual meetings of shareholders in the years indicated following their names: James Schuster (2007), James V. Scherrer, Sr.
(2005), Frank Cannella, Jr. (2007) and Richard Torhorst (2006).

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










                           First Banking Center, Inc.





August 6, 2004                              /s/ Brantly Chappell
Date                                        -----------------------
                                            Brantly Chappell
                                            Chief Executive Officer



August 6, 2004                              /s/ James Schuster
                                            -----------------------
                                            James Schuster
                                            Chief Financial Officer