Form 10-Q
period 2004-09-30
FIRST BANKING CENTER INC
filed 2004-11-15
CIK 356858

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2004

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

Yes     [   ]     No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 8, 2004, Common stock, $1.00 par value, 1,495,811 shares outstanding.

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                                TABLE OF CONTENTS
                               September 30, 2004



Part I   Financial Information                                              Page
                                                                            ----

         Item 1  Consolidated Financial Statements

                 Unaudited Consolidated Balance Sheets,
                 September 30, 2004 and December 31, 2003                      3

                 Unaudited Consolidated Statements of Income,
                 For the three and nine month periods ended
                 September 30, 2004 and 2003                                   4

                 Unaudited Consolidated Statements of Cash Flows,
                 For the nine months ended September 30, 2004 and 2003         5

                 Notes to Unaudited Consolidated Financial Statements       6-10

         Item 2  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             11-21

         Item 3  Quantitative and Qualitative Disclosures about Market Risk   22

         Item 4  Controls and Procedures                                      23

Part II  Other Information

         Item 1  Legal Proceedings                                            23

         Item 2  Unregistered Sales of Equity Securities and Use of Proceeds  23

         Item 3  Defaults upon Senior Securities                              23

         Item 4  Submission of Matters to a Vote of Security Holders          23

         Item 5  Other Information                                            23

         Item 6  Exhibits                                                     24

         Signatures                                                           25

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                    FIRST BANKING CENTER, INC. AND SUBSIDIARY
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                 September 30,     December 31,
ASSETS                                                               2004             2003
                                                                --------------------------------
                                                                     (Dollars in thousands)
  Cash and due from banks                                         $  13,816         $  19,960
  Federal funds sold                                                  3,927             3,047
  Interest-bearing deposits in banks                                    307               274
  Available for sale securities                                      68,764            82,672
  Loans, less allowance for loan losses of $4,672 and
    $4,617 at 2004 and 2003, respectively                           456,246           403,252
  Office buildings and equipment, net                                12,882            11,818
  Other real estate owned                                             1,750             1,899
  Federal Home Loan Bank stock                                       12,281            11,755
  Other assets                                                        9,446             9,240
                                                                --------------------------------
      TOTAL ASSETS                                                $ 579,419         $ 543,917
                                                                ================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits
    Demand                                                        $  67,527         $  67,961
    Savings and NOW accounts                                        200,478           194,419
    Time                                                            164,253           145,072
                                                                --------------------------------
      Total deposits                                                432,258           407,452
  Short-term borrowings                                              60,289            34,176
  Other borrowings                                                   26,012            44,673
  Other liabilities                                                   4,067             4,076
                                                                --------------------------------
      TOTAL LIABILITIES                                           $ 522,626         $ 490,377
                                                                --------------------------------

STOCKHOLDERS' EQUITY
  Common stock, $1.00 par value 3,000,000 shares authorized;
    1,502,543 and 1,501,277 shares issued as of September 30,
    2004 and December 31, 2003, respectively; 1,494,886 and
    1,500,760 shares outstanding as of September 30, 2004 and
    December 31, 2003, respectively                                   1,503             1,501
  Surplus                                                             4,624             4,612
  Retained earnings                                                  50,133            46,161
  Accumulated other comprehensive income                                912             1,290
  Common stock in treasury, at cost- 7,657 and 517 shares as
   of September 30, 2004 and December 31, 2003, respectively           (379)              (24)
                                                                --------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                  $  56,793         $  53,540
                                                                --------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 579,419         $ 543,917
                                                                ================================



                See accompanying notes to unaudited consolidated financial statements



                    FIRST BANKING CENTER, INC. AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                                  Three Months Ended            Nine Months Ended
                                                                    September 30,                 September 30,
                                                                  2004           2003          2004           2003
                                                             ----------------------------------------------------------
                                                                (Dollars in thousands,       (Dollars in thousands,
                                                                except per share data)       except per share data)
INTEREST AND DIVIDEND INCOME

  Interest and fees on loans                                  $   6,502      $   5,925     $  18,197      $  16,884
  Interest and dividends on securities:
    Taxable                                                         229            275           739            956
    Non-taxable                                                     364            408         1,122          1,242
  Interest on federal funds sold                                      5             13            14             73
  Interest on interest-bearing deposits in banks                      1              1             3             16
  Other interest and dividends                                      159            183           524            582
                                                             ----------------------------------------------------------
      TOTAL INTEREST AND DIVIDEND INCOME                          7,260          6,805        20,599         19,753
                                                             ----------------------------------------------------------

INTEREST EXPENSE
  Interest on deposits                                            1,355          1,243         3,687          4,079
  Interest on short-term borrowings                                 214             44           525            171
  Interest on other borrowings                                      326            442         1,198          1,365
                                                             ----------------------------------------------------------
      TOTAL INTEREST EXPENSE                                      1,895          1,729         5,410          5,615
                                                             ----------------------------------------------------------

      NET INTEREST INCOME                                         5,365          5,076        15,189         14,138

  Provision for loan losses                                          77              0           177             90
                                                             ----------------------------------------------------------
      NET INTEREST INCOME AFTER PROVISION FOR
        LOAN LOSSES                                               5,288          5,076        15,012         14,048
                                                             ----------------------------------------------------------

NON-INTEREST INCOME
  Trust fees                                                        150            119           488            377
  Service charges on deposit accounts                               743            478         1,781          1,423
  Commissions                                                        18             48           101            135
  Automated banking fees                                            132            106           314            284
  Securities gains, net                                               0            107           123            107
  Loan gains, net                                                   161            479           649          1,593
  Other                                                             302            280           790            621
                                                             ----------------------------------------------------------
      TOTAL NON-INTEREST INCOME                                   1,506          1,617         4,246          4,540
                                                             ----------------------------------------------------------

NON-INTEREST EXPENSE
  Salary and employee benefits                                    2,401          2,239         7,104          6,673
  Occupancy                                                         332            262           986            838
  Equipment                                                         362            355         1,066          1,049
  Data processing services                                          295            261           844            763
  Other                                                             975            927         2,698          2,465
                                                             ----------------------------------------------------------
      TOTAL NON-INTEREST EXPENSE                                  4,365          4,044        12,698         11,788
                                                             ----------------------------------------------------------
      INCOME BEFORE INCOME TAXES                                  2,429          2,649         6,560          6,800

  Income taxes                                                      774            796         1,945          1,926
                                                             ----------------------------------------------------------
      NET INCOME                                              $   1,655      $   1,853     $   4,615      $   4,874
                                                             ==========================================================

Basic earnings per share                                      $    1.11      $    1.24     $    3.09      $    3.26
Diluted earnings per share                                    $    1.06      $    1.21     $    2.97      $    3.19


                        See accompanying notes to unaudited consolidated financial statements


                              FIRST BANKING CENTER, INC. AND SUBSIDIARY
                           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                        2004          2003
                                                                                    ---------------------------
                                                                                       (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $  4,615      $  4,874
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation                                                                           789           686
    Provision for loan losses                                                              177            90
    Loan gains, net                                                                       (649)       (1,593)
    Amortization of premiums and accretion of discounts
      on securities, net                                                                   207           384
    Amortization                                                                           135           113
    Securities gains, net                                                                 (123)         (107)
    Tax benefit of nonqualified stock options exercised                                     20            -
    Increase in other assets                                                              (523)       (3,346)
    Decrease in other liabilities                                                           (8)         (349)
                                                                                    ---------------------------
      Net cash provided by operating activities before loan originations and sales       4,640           752
    Loans originated for sale                                                          (39,026)      (57,898)
    Proceeds from sale of loans                                                         39,670        63,605
                                                                                    ---------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                        5,284         6,459
                                                                                    ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase) decrease in interest-bearing deposits in banks                          (32)          213
    Net (increase) decrease in federal funds sold                                         (880)        3,853
    Proceeds from sales of available-for-sale securities                                 6,297         9,135
    Proceeds from maturities and calls of available-for-sale securities                 71,009        54,808
    Purchase of available-for-sale securities                                          (64,057)      (56,792)
    Net increase in loans                                                              (53,166)      (13,604)
    Purchase of office buildings and equipment, net                                     (1,853)       (1,508)
                                                                                    ---------------------------
        NET CASH USED IN INVESTING ACTIVITIES                                          (42,682)       (3,895)
                                                                                    ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                                                 24,806       (15,829)
    Dividends paid                                                                        (643)         (583)
    Proceeds from other borrowings                                                         -           9,084
    Payments on other borrowings                                                       (18,661)       (2,063)
    Net increase (decrease) in short-term borrowings                                    26,113          (246)
    Sale of common stock for the exercise of stock options                                  30            62
    Purchase of treasury stock                                                            (634)          (10)
    Sale of treasury stock for the exercise of stock options                               243            -
                                                                                    ---------------------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             31,254        (9,585)
                                                                                    ---------------------------
    NET DECREASE IN CASH AND DUE FROM BANKS                                             (6,144)       (7,021)

CASH AND DUE FROM BANKS:
    Beginning                                                                           19,960        22,203
                                                                                    ---------------------------
    Ending                                                                           $  13,816     $  15,182
                                                                                    ===========================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the year for:
      Interest                                                                       $   5,385     $   5,894
      Income taxes                                                                   $   1,557     $   1,058

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
  Change in accumulated other comprehensive income,
    Unrealized gains (losses) on available-for-sale securities, net                  $    (378)    $    (224)
  Other real estate aquired in settlement of loans                                   $      -      $   1,750

                See accompanying notes to unaudited consolidated financial statements

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 1 - Basis of Presentation

The unaudited consolidated financial statements include the accounts of First Banking Center, Inc. (the "Company") and First Banking Center, its wholly owned subsidiary. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operation and cash flows for the interim periods have been made. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE 2 - Earnings per Share

The following information calculates the computation of earnings per share on a basic and diluted basis:

                                                         Three Months Ended    Nine Months Ended
                                                           September 30,         September 30,
                                                          2004       2003       2004       2003
                                                        -------------------------------------------
                                                            (Amounts in           (Amounts in
                                                         thousands, except     thousands, except
                                                          per share data)       per share data)
Basic
Net income                                               $ 1,655    $ 1,853    $ 4,615    $ 4,874
Weighted average shares outstanding                        1,496      1,496      1,496      1,496
Basic earnings per share                                 $  1.11    $  1.24    $  3.09    $  3.26

Diluted
Net income                                               $ 1,655    $ 1,853    $ 4,615    $ 4,874
Weighted average shares outstanding                        1,496      1,496      1,496      1,496
Effect of dilutive stock options outstanding                 -            2         59         32
                                                        -------------------------------------------
Diluted weighted average shares outstanding                1,496      1,498      1,555      1,528
Diluted earnings per share                               $  1.06    $  1.21    $  2.97    $  3.19


NOTE 3 - Comprehensive Income

The following table presents our comprehensive income:

                                                         Three Months Ended    Nine Months Ended
                                                           September 30,         September 30,
                                                          2004       2003       2004       2003
                                                        -------------------------------------------
                                                            (Dollars in           (Dollars in
                                                             thousands)            thousands)
Net income                                               $ 1,655    $ 1,853    $ 4,615    $ 4,874
Other comprehensive income
  Net change in unrealized gain (loss) on available
    for sale securities                                      578       (762)      (378)      (224)
                                                        -------------------------------------------
Total comprehensive income                               $ 2,233    $ 1,091    $ 4,237    $ 4,650
                                                        ===========================================

NOTE 4 - Stock-based Compensation Plan:

For the nine months ended September 30, 2004, and September 30, 2003, the Company had one stock-based compensation plan for officers and key employees. The Company accounts for this plan under the recognitions and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                         Three Months Ended    Nine Months Ended
                                                           September 30,         September 30,
                                                          2004       2003       2004       2003
                                                        -------------------------------------------
                                                            (Dollars in           (Dollars in
                                                         thousands, except     thousands, except
                                                        for per share data)   for per share data)
Net income, as reported                                  $ 1,655    $ 1,853    $ 4,615    $ 4,874
Deduct total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                 -          -         (160)      (193)
                                                        -------------------------------------------
Pro forma net income                                     $ 1,655    $ 1,853    $ 4,455    $ 4,681
                                                        ===========================================

Earnings per share:
  Basic:
  As reported                                            $  1.11    $  1.24    $  3.09    $  3.26
  Pro forma                                                 1.11       1.24       2.98       3.13
Diluted:
  As reported                                            $  1.06    $  1.21    $  2.97    $  3.19
  Pro forma                                                 1.06       1.21       2.87       3.06


In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions used for grants on September 30, 2004, and September 30, 2003, respectively: dividend yield of 1.7 percent and
1.7 percent; expected price volatility of 5.3 percent and 5.2 percent, blended risk-free interest rates of 4.14 percent and 4.22 percent; and expected lives of 10 years, respectively.

NOTE 5 - Commitments and Contingencies

Information in the following table provides a summary of the Company's other contractual obligations and commercial commitments as of September 30, 2004, as well as that information for its depository products:

                                                                             Payments Due by Fiscal Period
                                                                                    (in thousands)
                                                            ---------------------------------------------------------------
Contractual Obligations (a)                                               Remaining in     2005-       2007-     2009 and
                                                               Total          2004         2006        2008     thereafter
                                                            ---------------------------------------------------------------
Time deposits, certificates of deposit                      $ 164,253      $  20,518    $ 105,367   $  15,983   $  22,385
  and similar products                       (b)
Short-term obligations                       (c)               60,289         60,289          -           -           -
Other borrowings                             (d)               26,012          3,741       11,060      11,211         -
Operating leases                                                  332             95          174          63         -
Other long-term obligations                  (e)                2,270             66          497         427       1,280
                                                            ---------------------------------------------------------------
    Total contractual cash obligations                      $ 253,156      $  84,709    $ 117,098   $  27,684   $  23,665
                                                            ===============================================================


Notes

a.   Excluding the "off balance sheet" lending commitments discussed below.

b.   Excludes demand, savings and money market deposits.

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

Information in the following table provides a summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of September 30:

                                                                2004               2003
                                                             -----------------------------
                                                                (Dollars in thousands)
Commitments to extend credit
  Unused revolving home equity, consumer lines of credit     $ 21,867           $ 17,708
  Unused commercial lines of of credit                         74,815             61,172
Standby letters of credit                                       4,392              3,087



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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown earlier in the summary. If the commitment is funded the Bank would be entitled to seek recovery from the customer. At September 30, 2004 and December 31, 2003, no amounts have been recorded as liabilities for the Bank's potential obligations under these guarantees.

NOTE 6 - Derivative Instruments

At September 30, 2004, the Company was entered in two interest rate swap transactions which, in effect, resulted in the Company converting $20.0 million of fixed rate brokered CD's into variable rate debt. These swap transactions require the payment of interest by the Company at a variable interest rate payment based on the one month LIBOR rate adjusted monthly. In turn, the Company receives fixed rate interest payments equal to 5.0% and 4.0% using an actual/365 day basis.


Summary information about the interest rate swaps at September 30 is as follows:

                                                 2004             2003
                                            -------------------------------
                                                (Dollars in thousands)
Notional amount                              $  10,000          $    -
Weighted average fixed rate                       5.00%              -
Weighted average variable rate                    1.53%              -
Weighted average maturity, years                   7.5               -
Fair value                                         (19)              -

                                                 2004             2003
                                            -------------------------------
                                                (Dollars in thousands)
Notional amount                              $  10,000          $    -
Weighted average fixed rate                       4.00%              -
Weighted average variable rate                    1.63%              -
Weighted average maturity, years                   7.0               -
Fair value                                          (1)              -


In October and November 2004, the Company was entered in three new interest rate swap transactions that convert an additional $20.0 million of fixed rate brokered CD's into variable rate debt. These swaps require the payment of interest by the Company at a variable interest rate payment based on the one month LIBOR rate adjusted monthly. In turn, the Company receives fixed rate interest payments equal to 5.0% and 3.0% using an actual/365 day basis.


NOTE 7 - Recent Accounting Pronouncements

At the March 17-18, 2004 Emerging Issues Task Force ("EITF") meeting, the Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-1 provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115") and investments accounted for under the cost method. The guidance set forth in the Statement was originally effective for the Company in the September 30, 2004 consolidated financial statements. However, in September 2004, the effective dates of certain parts of the Statement were delayed. Management is currently assessing the impact of Issue 03-1 on the consolidated financial statements.

In March 2004, the Financial Accounting Standards Board ("FASB") issued an Exposure Draft, Share-Base Payment - an amendment of Statements No. 123 and 95. This Statement amends SFAS Statement No. 123, Accounting for Stock-Based Compensation, SFAS Statement No. 95, Statement of Cash Flows, and APB Opinion No. 125, Accounting for Stock Issued to Employees. The objective of the amendment to SFAS No. 123 is to recognize in the financial statements the cost of employee services received in exchange for equity instruments and liabilities incurred as the result of such transactions. The grant-date fair value of stock options would be determined using an option-pricing model, and expense would be recognized over the vesting period. In October 2004, the FASB postponed the effective date of the proposed standard from fiscal years beginning after December 15, 2004 to periods beginning after June 15, 2005. The FASB is expected to issue a final standard by the end of calendar 2004. Management is reviewing the proposed standard to determine the impact on the financial statements.

NOTE 8 - Proposed Going Private Transaction

On August 12, 2004 the company's board of directors announced a going private transaction by means of a 1-for-2,000 reverse split of the company's common stock, followed immediately by a 2,000-for-1 forward split. The effect of this transaction would be to reduce the number of shareholders of record to fewer than 300, thereby eliminating the company's obligation to file reports with the SEC. Shareholders with fewer than 2,000 shares of First Banking Center, Inc. common stock, held of record in their name, immediately before the split will receive a cash payment equal to $60.00 per pre-split share. Shareholders with 2,000 or more shares of record in their name immediately before the split will continue to hold the same number of shares after completion of the split transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements- Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and include this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. First Banking Center's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, acts of terrorism, challenges by tax authorities, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

                    FIRST BANKING CENTER, INC AND SUBSIDIARY
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            As of September 30, 2004

The following discussion provides additional analysis of the financial condition and results of operations of the Company for the three and the nine months ended September 30, 2004. This discussion focuses on the significant factors that affected the Company's earnings so far in 2004, with comparisons to 2003. As of September 30, 2004, First Banking Center (the "Bank") was the only direct subsidiary of the Company and its operations contributed nearly all of the revenue for the year. The Company provides various support functions for the Bank and receives payment from the Bank for these services. These intercompany payments are eliminated for the purpose of these consolidated financial statements. The Bank has three wholly owned subsidiaries, FBC Financial Services, Corp., a brokerage and financial services subsidiary, FBC-Burlington, Inc., an investment subsidiary located in Nevada and Burco Holdings, LLC, a real estate subsidiary for the purpose of holding and liquidating property acquired as other real estate.

Overview

As of September 30, 2004, total Company assets were $579.4 million, increasing 6.53% from $543.9 million as of December 31, 2003. Net income for the quarter ended September 30, 2004 was $1.7 million or $1.06 per diluted share, decreasing $198,000 or 10.69% from $1.9 million or $1.21 per diluted share in the third quarter of 2003. Net income for the nine months ended September 30, 2004 was $4.6 million or $2.97 per diluted share, decreasing $259,000 or 5.31% from $4.9 million or $3.19 per diluted share in the first nine months of 2003. The significant items resulting in these results are discussed below.

Financial Condition

Loans

Loans outstanding were $460.9 million and $407.9 million on September 30, 2004 and December 31, 2003 respectively. This represented an increase of $53.0 million or 13.0%. The increase was primarily the result of continued strong demand for commercial loans secured by real estate and construction and land development loans. The increase in agricultural real estate loans was primarily the reclassification of farm residential property from residential real estate to agricultural real estate. Loan demand outpaced the growth in deposits in the first nine months of 2004; therefore, the Company also sold some investment securities and borrowed additional funds to fund a portion of this increased loan demand.

The  following  table   summarizes  the  changes  to  date  in  the  major  loan
classifications:

                                                                                                 As a % of Total Loans
                                           September 30,    December 31,   Change in         September 30,    December 31,
                                               2004             2003         Balance             2004             2003
                                         ----------------------------------------------     -------------------------------
                                                       (Dollars in millions)
Residential Real Estate                       $155.1           $178.5        ($23.4)             33.7%            43.8%
Commercial Real Estate                        $128.0           $101.1         $26.9              27.8%            24.8%
Construction and Land Development              $63.7            $43.0         $20.7              13.8%            10.5%
Commercial                                     $32.6            $27.6          $5.0               7.1%             6.8%
Agricultural Real Estate                       $54.4            $25.9         $28.5              11.8%             6.4%


Allowance for Loan Losses

One measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total loans. The allowance for loan losses was $4.7 million or 1.01% of gross loans on September 30, 2004, compared with $4.6 million or 1.13% of gross loans on December 31, 2003. Net charge-offs were $122,000 or .03% of gross loans and $351,000 or .09% of gross loans for the nine months ended September 30, 2004 and 2003, respectively. The allowance for loan losses was 123.17% of non-accrual loans at September 30, 2004 as compared to 226.1% at December 31, 2003. See below for further information regarding the increase in non-accrual loans and "Results of Operations-Provision for Loan Losses" for matters relating to the determination of the provision for loan losses in the first nine months of 2004.

The allowance for loan losses is established through a provision for loan losses charged to expense. See "Provision for Loan Losses" below for information on the provision during the periods. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Not withstanding the increase in non-accrual loans, it is management's belief that the allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses that actually occur. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. Management reviews a calculation of the allowance for loan losses on a quarterly basis. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or trends, potential exposure in the loan portfolio or other factors. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the Bank to make additions to the allowance for loan losses based on their judgments of collectibility based on information available to them at the time of their examination.

The following table provides a detailed analysis of changes in the indicated periods in the allowance for estimated loan losses:

                                                                          Nine Months Ended
                                                                            September 30,
                                                                       2004                2003
                                                                  ----------------------------------
                                                                        (Dollars in thousands)
Balance, beginning of fiscal year                                   $   4,617           $   4,988

Charge-offs:
  Commercial                                                               18                   7
  Agricultural production                                                   0                  42
  Real estate:
    Construction                                                            0                   0
    Commercial                                                              0                 257
    Agriculture                                                            93                   0
    Other mortgages                                                        46                  42
  Consumer (including installmment loans)                                   6                  11
                                                                  ----------------------------------
      Total Charge-offs                                                   163                 359
                                                                  ----------------------------------

Recoveries:
  Commercial                                                                0                   2
  Agricultural production                                                   0                   0
  Real estate:
    Construction                                                            0                   0
    Commercial                                                              0                   0
    Agriculture                                                            20                   0
    Other mortgages                                                         8                   0
  Consumer (including installment loans)                                   13                   6
                                                                  ----------------------------------
      Total Recoveries                                                     41                   8
                                                                  ----------------------------------

Net Charge-offs                                                           122                 351

Provision charged to operations                                           177                  90
                                                                  ----------------------------------
Balance, end of period                                              $   4,672           $   4,727
                                                                  ==================================

Average amount of loans outstanding
   before allowance for estimated losses on loans                   $ 437,273           $ 371,448
                                                                  ==================================

Ratio of net charge-offs during the
   period to average loans outstanding
   during the period                                                    0.028%              0.094%
                                                                  ==================================


Non-accrual, Past Due and Renegotiated Loans

                                                                   September 30,    December 31,
                                                                       2004             2003
                                                                  ---------------- ----------------
                                                                       (Dollars in thousands)
Non-accrual Loans (a)                                                 $3,793           $2,041
Past Due 90 days + (b)                                                     0                0
Restructured Loans                                                         0                0


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

The non-accrual loans consisted primarily of $2.3 million of residential real estate loans, $378,000 of farmland, $487,000 of agricultural production loans and $546,000 of commercial and commercial real estate loans. The increase during the first nine months of 2004 was the result of non-accrual residential real estate loans increasing $838,000, non-accrual farmland loans increasing $303,000, non-accrual agricultural production loans increasing $484,000 and non-accrual commercial and commercial real estate loans of $38,000. The bulk of the increase related to factors involving specific loans in the foreclosure process. The legal aspects of the foreclosure process increasingly extend the period of final collection of the loan, causing loans to be in non-accrual status for longer periods of time.

As of September 30, 2004, the Company had loans totaling $24.2 million (in addition to those listed as non-accrual, past due or restructured) that were identified by the Bank's internal asset rating system as classified assets and loans which management has determined require additional monitoring. This represented an increase of $5.8 million or 31.2% from December 31, 2003. The increase was primarily the result of the Company modifying its standards, beginning in the first quarter of 2004, whereby it now identifies potential problem loans earlier in the process than in the past. By identifying the loans earlier, they can be monitored more closely with the idea that action can be taken before they become problem loans. A portion of the increase, $1.2 million, represented a change in the way the Company treats the guaranteed portion of a loan. Beginning with the first quarter of 2004, the Company included the guaranteed portion of a classified loan in the classified loan total. The
Company believes it has adequate reserves for anticipated losses that could result from the increase in classified assets; however, there can be no assurance that the allowance for loan losses will be adequate to cover all losses that actually occur. Management is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where full collectibility cannot reasonably be expected. Management has committed resources and is focusing on efforts designed to control the amount of classified assets. The Company does not have a substantial portion of its loans concentrated in one or a few industries nor does it have any foreign loans outstanding as of September 30, 2004. The Company's loans are concentrated geographically in the Wisconsin counties of Racine, Walworth, Kenosha, Lafayette and Green.

Investment Securities - Available for Sale

The fair value of the securities available-for-sale portfolio at September 30, 2004, decreased $13.9 million or 16.8% from December 31, 2003. During the period, the Company sold securities in the investment portfolio in part to fund the increase in loans.

For the purposes of this discussion, changes in investment security balances are based on amortized costs. The decrease came from three areas of the portfolio. The Company purchased $60.5 million of U.S. government agency securities and $3.6 million of municipal securities. The Company sold $4.6 million of U.S.

government agency notes and $1.7 million of municipal securities. There were maturities and calls of $66.1 million of U.S. government agency notes and U.S. government agency mortgage-backed securities and $4.9 million of municipal securities.

Deposits

Total deposits were $432.3 million on September 30, 2004 compared to $407.5 million on December 31, 2003. This was an increase of $24.8 million or 6.1%. The net gain in deposits of $24.8 million was mainly a result of the Company issuing $20.0 million in brokered time deposits. Brokered deposits are deposits generated outside of the Company's market area. They are sold by a broker to individuals who have no other relationships with the Company, and are therefore inherently less stable a source of funds than locally generated deposits. The brokered deposits have a 7.0 - 7.5 year maturity, which exposes the Company to interest rate risk for a period of time longer than the Company is accustomed to when issuing time deposits in its market. To offset this risk, the deposits are callable every six months and the Company has also entered into two callable interest rate swaps that effectively convert the 7.0 - 7.5 year fixed rate liabilities to one month LIBOR based variable rate liabilities. See Item 1, "NOTE 6 - Derivative Instruments" for more information regarding the swaps. The Bank's brokered deposits totaled $40.0 million at September 30, 2004. The following table summarizes changes during 2004 in the major classifications of deposits:


                                                          September 30,      December 31,                Change in
                                                               2004              2003                     Balance
                                                        -----------------------------------           --------------
                                                               (Amounts in millions)
Money Market and Savings                                    $  154.4          $  149.2                    $   5.2
NOW Accounts                                                    46.1              45.2                        0.9
Demand  Deposits                                                67.5              68.0                       (0.5)
Time Deposits less than $100,000                                91.0              87.1                        3.9
Time Deposits equal or greater than $100,000                    73.3              57.9                       15.4


Borrowed Funds

Total borrowed funds were $86.3 million on September 30, 2004, compared to $78.8 million on December 31, 2003. This was an increase of $7.5 million or 9.5%. Federal Home Loan borrowings decreased $18.5 million as maturities were not replaced. The Company replaced these funds with brokered time deposits. Federal funds borrowed increased by $25.7 million to fund the demand for loans. The following table summarizes changes during 2004 in the major classifications of borrowed funds:

                                                          September 30,      December 31,                Change in
                                                               2004              2003                     Balance
                                                        -----------------------------------           --------------
                                                               (Amounts in millions)
Securities sold under agreement to repurchase               $   27.9          $   27.4                    $   0.5
Federal Home Loan Borrowings                                    25.7              44.2                      (18.5)
Federal Funds Borrowed                                          32.3               6.7                       25.6


Further information regarding our FHLB borrowings as of December 31, 2003 is included in Note 9 of our Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2003.

Capital resources

As of September 30, 2004, the Company's stockholders' equity increased $3.3 million or 6.1% from December 31, 2003. Net income of $4.6 million was the primary reason for the increase. In addition, the Company issued $243,000 of common stock through its incentive stock option plan. These increases were partially offset by the Company's repurchase of $634,000 of common stock into treasury, cash dividends of $643,000 (or $.43 per share for the period ended June 30, 2004), and a decrease in accumulated other comprehensive income of $378,000, to $912,000 at September 30, 2004 from $1.3 million at year end.

Under the Federal Reserve Board's risk-based guidelines, capital is measured against the Company's subsidiary bank's risk-weighted assets. The Company's tier

1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 11.4% at September 30, 2004, well above the 4% minimum required. Total capital to risk-adjusted assets was 12.4 %; also well above the 8% minimum requirement. The leverage ratio was at 9.5% compared to the 4% minimum requirement. According to FDIC capital guidelines, the Company and the Bank were considered to be "well capitalized" at September 30, 2004.

On October 15, 2004, the Company completed an offering of $7.5 million of variable rate cumulative trust preferred securities representing undivided beneficial interests in First Banking Center Trust I. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from the Company. The proceeds will be used for general corporate purposes, including future transactions or the retirement of debt. Interest is payable quarterly on January 7, April 7, July 7 and October 7 of each year, commencing January 7, 2005 at a variable rate reset quarterly equal to three month LIBOR plus 2.50%. The debentures will mature and the trust preferred securities must be redeemed on January 7, 2035. The Company has the option to shorten the maturity date to a date not earlier than January 7, 2010. The Company may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules.

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

The Bank's strategy with respect to asset/liability management is to maximize net interest income while limiting its exposure to a potential downward movement. This strategy is implemented by the Bank's management, which takes action based upon its analysis of a number of factors, including the Bank's present positioning, its desired future positioning, economic forecasts, and its goals. It is the Bank's desire to maintain a cumulative gap of positive or negative 15% of rate sensitive assets at the 1-year time frame. The percentage at September 30, 2004 was a positive 16%, which compared to a positive 20% as of December 31, 2003. Although these ratios were outside the Bank's target range, and the Bank would therefore be somewhat exposed to declining rates, management felt the ratios were appropriate due to management's projection for future interest rates.

Liquidity

Liquidity measures the ability to meet maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund operations, and to provide for customers' credit needs. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $18.1 million at September 30, 2004, compared with $23.3 million at December 31, 2003. The Bank has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. As in the second and third quarters, the Bank can also use brokered deposits to raise additional cash. In addition, brokered deposits are inherently less stable than locally generated ones because they are not generated from local customers having other relationships with the Bank. See "Financial Condition - Deposits" above. During the third quarter of 2004, the Bank became increasingly dependent upon borrowed funds as its loans outstanding increased at a higher rate than deposits. While management believes that these types of brokered deposits and borrowings are available on reasonable terms, there can be no assurance they will continue to be. The Bank also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities and, if appropriate, by selling available for sale securities. Although changes in interest rates could negatively impact liquidity, management feels the Bank has adequate sources to meet its liquidity needs. Any effects that changes in interest rates have on income should have minimal impact on liquidity.

The cash position of the Bank is determined by activity in three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. As a net result of these activities, the Bank's cash decreased for the nine months of 2004. Net cash provided by operating activities was $5.3 million. This was primarily a result of net income, normal increases and decreases in operations offset by net secondary market loan proceeds over originating secondary market loans. Net cash used in investing activities, consisting primarily of loan funding and purchases of securities, was $42.7 million. Net cash provided by financing activities, consisting primarily of a $26.1 million increase in short term borrowings and deposit growth of $24.8 million offset by $18.7 million in payments on other borrowings, was $31.3 million for the nine months ended September 30, 2004.

As an additional source of liquidity, the Company received proceeds from its trust preferred securities transaction as previously discussed in Item 2. Capital Resources. The Company believes that it has sufficient resources to fund its proposed going private transaction as discussed in Item 1. Note 8-Proposed Going Private Transaction.

For the nine months ended September 30, 2003, net cash provided by operating activities was $6.5 million. This was primarily a result of net secondary market loan proceeds over originating secondary market loans. Net cash used in by investing activities, consisting primarily of loans funding, federal funds sold and proceeds from security transactions, was $3.9 million. Net cash used in financing activities, consisting primarily of decreased deposits and proceeds from other borrowings, was $9.6 million.


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

Results of operations

Net Interest Income

Net interest income is the difference between interest income and fees on loans and interest expense, and is the largest contributing factor to net income for the Company. All discussions of rate are on an annualized tax-equivalent basis, which accounts for income earned on nontaxable loans and securities that are not fully subject to federal taxes. Net interest income was $4.6 million in the third quarter of 2004, a decrease of $259,000 from $4.9 million in the same period in 2003. For the nine month period ended September 30, 2004, net interest income was $15.2 million, an increase of $1.1 million from $14.1 million in that period in 2003. Net interest margin as a percentage of average earning assets (includes loans placed on nonaccrual status) declined to 4.08% from 4.45% and to 4.01% from 4.12% for the three months and nine months ended September 30, 2004 and 2003, respectively.

The major component of interest income and fees on loans is the income generated by loans. Although average yield declined to 5.72% from 6.32% and to 5.56% from

6.09% for the three months and nine months ended September 30, 2004 and 2003, respectively, interest income and fees on loans increased as a result of increased average loan balances.

The major components of interest expense are interest paid on certificates of deposit (time deposits) and on money market deposits. The average interest rate declined to 1.67% from 1.79% and to 1.64% from 1.94% for the three months and nine months ended September 30, 2004 and 2003, respectively. Interest expense decreased due to decreased rates paid on increased average balances.

The following table summarizes the changes and reasons for the changes in interest earned and paid during the three and nine months ended September 30, 2004 and 2003:

                                                                            Three months ended
                                                                              September 30,
                                                                     2004                          2003
                                                       -------------------------------------------------------------
                                                                  Interest    Average              Interest  Average
                                                       Average     Earned      Yield     Average    Earned    Yield
                                                       Balance    or Paid     or Cost    Balance   or Paid   or Cost
                                                       -------------------------------------------------------------
                                                                          (Dollars in thousands)
Interest Income:
  Interest and fees on loans (a) (b)                  $ 455,383    6,511       5.72%     375,757    5,937     6.32%
  Interest and dividends on securities:
      Taxable                                            47,436      338       2.85%      58,044      458     3.16%
      Nontaxable (a)                                     35,187      552       6.28%      36,392      618     6.79%
  Interest on Fed funds sold                              1,794        1       0.22%       5,987       13     0.87%
  Interest on interest-bearing deposits in banks            294        5       6.80%         382        1     1.05%
                                                       -------------------------------------------------------------
      Total Interest Income                           $ 540,094    7,407       5.49%     476,562    7,027     5.90%
                                                       =============================================================

Interest Expense
  Interest on deposits                                $ 368,184    1,355       1.47%     314,871    1,243     1.58%
  Interest on short-term borrowings                      49,270      216       1.75%      25,413       44     0.69%
  Interest on other borrowings                           37,167      325       3.50%      45,101      442     3.92%
                                                       -------------------------------------------------------------
      Total Interest Expense                          $ 454,621    1,896       1.67%     385,385    1,729     1.79%
                                                       =============================================================
Net interest margin                                             $  5,511       4.08%             $  5,298     4.45%
                                                                ====================             ===================


                                                                           Nine months ended
                                                                              September 30,
                                                                     2004                          2003
                                                       -------------------------------------------------------------
                                                                  Interest    Average              Interest  Average
                                                       Average     Earned      Yield     Average    Earned    Yield
                                                       Balance    or Paid     or Cost    Balance   or Paid   or Cost
                                                       -------------------------------------------------------------
                                                                          (Dollars in thousands)
Interest Income:
  Interest and fees on loans (a) (b)                  $ 437,273   18,224       5.56%     370,589   16,916     6.09%
  Interest and dividends on securities:
      Taxable                                            50,105    1,263       3.36%      60,984    1,538     3.36%
      Nontaxable (a)                                     35,896    1,700       6.31%      36,391    1,882     6.90%
  Interest on Fed funds sold                              2,059       14       0.91%       9,530       73     1.02%
  Interest on interest-bearing deposits in banks            284        3       1.41%       1,751       16     1.22%
                                                       -------------------------------------------------------------
      Total Interest Income                           $ 525,617   21,204       5.38%     479,245   20,425     5.68%
                                                       =============================================================

Interest Expense
  Interest on deposits                                $ 348,733    3,687       1.41%     315,984    4,079     1.72%
  Interest on short-term borrowings                      49,634      526       1.41%      24,391      171     0.93%
  Interest on other borrowings                           41,879    1,197       3.81%      45,962    1,365     3.96%
                                                       -------------------------------------------------------------
      Total Interest Expense                          $ 440,246    5,410       1.64%     386,337    5,615     1.94%
                                                       =============================================================
Net interest margin                                             $ 15,794       4.01%             $ 14,810     4.12%
                                                                ====================             ===================


(a) The interest and average yield for nontaxable loans and investments are presented on an annualized federal taxable equivalent basis assuming a 34% tax rate.
(b) Interest and fees on loans decreased $479,000 and $1.593 million for the three and nine months ending September 30, 2003 respectively due to a reclassification of gains on the sales of loans.

Provision for Loan Losses

For the nine months ended September 30, 2004, $177,000 was charged to current earnings and added to the allowance for loan losses compared to $90,000 during the first nine months of 2003. In the third quarter of 2004, $77,000 was expensed to the provision, as compared to no addition in the comparable period in 2003. Net charge-offs decreased to $122,000 from $351,000 for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Non-accrual loans and classified loans increased $975,000 and $1.8 million, respectively, during the third quarter of 2004, and at the same time, increased $1.8 million and $5.8 million, respectively, in the first nine months of 2004. As a result of the increase in total loans and non-performing and classified assets, charges to earnings rose during the nine months ended September 30, 2004 versus 2003. The majority of existing and new non-accrual loans are secured by real estate. These are loans the Company has had in its collection process before they became non-accrual loans. The legal aspect of the collections process often extends the collection period to the point that these loans become past due greater than 90 days, thus causing them to go to non-accrual status. Management believes the exposure to loss on the increased non-performing and classified loans is minimal and that, there is adequate collateral to cover the loan balances.

See "Allowance for Loan Losses" above for a description of the processes which the Company uses in determining the amount of the provision and the allowance for loan losses.

Non-interest Income

Non-interest income decreased $111,000 or 6.9% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The decrease was primarily the result of decreased gains from the sale of loans offset by an increase in service charge income on deposit accounts. Non-interest income decreased $294,000 or 6.5% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The decrease was primarily the result of $944,000 in decreased gains from the sales of loans offset by a $358,000 increase in service charge income on deposit accounts, $111,000 from trust fees and $74,000 of income from other real estate owned. The decreased income from the sale of loans was the result of increased interest rates on fixed rate residential real estate loans. The increased interest rates caused a decline in the volume of fixed rate residential real estate loans which the Company sells to the secondary market.

Non-interest Expense

Non-interest expense increased $321,000 or 7.9% and $910,000 or 7.7% for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003. Salaries and benefit costs, which is the largest component of non-interest expense, accounted for $162,000 and $431,000 of the increase for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003. The increase in salaries and costs can be attributed primarily to normal wage increases and increased health insurance costs. Occupancy expense increased $70,000 and $148,000 for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 due to increases in real estate taxes, depreciation and utilities. Other expense increased $48,000 and $233,000 for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003. The bulk of the increase in other expense was twofold. Professional service fees increased due to additional regulatory requirements. Amortization expense increased due to the acquisition of a branch in the second quarter of 2003.

Income Taxes

Income tax expense for the nine months ending September 30, 2004 was $1,945,000 compared to $1,926,000 for the nine months ending September 30, 2003. The effective tax rate increased to 29.7% for the nine months ending September 30, 2004 compared to 28.3% for the nine months ending September 30, 2003. The increase was primarily a result of an increase in taxable interest income.

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

The Company has advised the Department that it wishes to obtain and consider a settlement proposal from the Department and will provide requested information. The Company has not yet received a specific proposal nor has an assessment been made against the Company or its subsidiaries. The Company will need more specific detail to quantify in any definitive way the Department's view of its exposure and to evaluate alternatives. The Company continues to believe that it has reported income and paid Wisconsin taxes correctly in accordance with applicable tax laws and the Department's prior longstanding interpretations thereof. However, as a result of the Department's changes in position and aggressive stance, any final resolution of these matters could have a substantial adverse affect relating to prior periods and/or practices going forward.

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

In an attempt to manage exposure to changes in interest rates, management monitors interest rate risk. The Asset/Liability Committee meets quarterly to review the interest rate risk position and profitability, and to make or recommend adjustments. Management also reviews the securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the Company's objectives in the most effective manner. Notwithstanding our interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

In adjusting the asset/liability position, management attempts to manage interest rate risk while maintaining or enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long-term and short-term interest rates, market conditions and competitive factors, management may decide to increase the interest rate risk position somewhat in order to increase the net interest margin. The Company's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long-term and short-term interest rates.

One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance-sheet contracts. The most recent NPV analysis, as of September 30, 2004, projected that net portfolio value would decrease by approximately 6.64% if interest rates would rise 200 basis points and would decrease by approximately 2.42% if interest rates would rise 100 basis points over the next year. It projects an increase in net portfolio value of approximately 4.85% if interest rates would drop 200 basis points and an increase of approximately 2.91% if interest rates would drop 100 basis points. Both simulations are within board-established policy limits. The Company has not experienced any material changes to its market risk position since December 31, 2003, as disclosed in the Company's 2003 Form 10-K Annual Report. The Company's policy is to limit the effect of a 200 basis point rate shock to plus or minus 20% of projected net interest income and to minus 20% of the market value of portfolio equity.

The Company does not currently engage in trading activities to control interest rates. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future. However, the Company has engaged in the use of derivative instruments for the period ended September 30, 2004 and intends to engage in such activities going forward.

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

Part II-OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

          On October 15, 2004, the Company completed an offering of $7.5 million of variable rate cumulative trust preferred securities representing undivided beneficial interests in First Banking Center Trust I. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from the Company. The proceeds will be used for general corporate purposes, including future transactions or the retirement of debt. Interest is payable quarterly on January 7, April 7, July 7 and October 7 of each year, commencing January 7, 2005 at a variable rate reset quarterly equal to three month LIBOR plus 2.50%. The debentures will mature and the trust preferred securities must be redeemed on January 7, 2035. The Company has the option to shorten the maturity date to a date not earlier than January 7, 2010. The Company may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules.

Item 6.  Exhibits

         10.1 Indenture dated as of October 15, 2004, between First Banking Center, Inc. and Wells Fargo Bank, National Association.

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










                           First Banking Center, Inc.





November  15, 2004                          /s/ Brantly Chappell
Date                                        -----------------------
                                            Brantly Chappell
                                            Chief Executive Officer




November  15, 2004                          /s/ James Schuster
Date                                        -----------------------
                                            James Schuster
                                            Chief Financial Officer